Form 10KSB
period 1999-06-30
GTC TELECOM CORP
filed 1999-10-13
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

        (Mark One)

        [ X ] Annual report under Section 13 or 15(d) of the
              Securities Exchange Act of 1934

        For the fiscal year ended June 30, 1999

        [   ] Transition report under Section 13 or 15(d) of the
              Securities Exchange Act of 1934

        For the transition period from _________ to _________

        Commission File No. 0-25703

                          GTC TELECOM CORP.
          (Name of Small Business Issuer in Its Charter)

           NEVADA                                  88-0318246
(State or Other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                Identification Number)

   3151 AIRWAY AVE., SUITE P-3
      COSTA MESA, CALIFORNIA                         92626
(Address of Principal Executive Offices)           (Zip Code)

                            (714) 549-7700
                     (Issuer's Telephone Number)
     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                (None)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $0.001
                           (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

    Yes __X__   No _____

    Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [   ]

    State issuer's revenues for its most recent fiscal year.     $289,012

    State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $33,146,120

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
16,039,499

                 DOCUMENTS INCORPORATED BY REFERENCE

    If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

    Transitional Small Business Disclosure Format (check one):

Yes ______ No___X___

                          TABLE OF CONTENTS


                                PART I


Item 1   Description of Business.

Item 2   Description of Property.

Item 3   Legal Proceedings.

Item 4   Submission of Matters to a Vote of Security Holders.

                               PART II

Item 5   Market for Common Equity and Related Stockholder Matters.

Item 6   Management's Discussion and Analysis.

Item 7   Financial Statements.

Item 8   Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.

                               PART III

Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the
         Exchange Act.

Item 10  Executive Compensation.

Item 11  Security Ownership of Certain Beneficial Owners and
         Management.

Item 12  Certain Relationships and Related Transactions.

Item 13  Exhibits and Reports on Form 8-K.

                          INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

GTC Telecom Corp. (the "Company" or "GTC") is a provider of various telecommunication services, including long distance telephone, and calling card services as well as various Internet related services including Internet Service Provider access and Web Page Hosting. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California.

On August 31, 1998, GTC Telecom Corp. (which at the time was designated Bobernco, Inc., a Nevada corporation ("Bobernco")) acquired all of the outstanding common stock of GenTel
Communications, Inc., a Colorado corporation ("GenTel") in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of Bobernco (the Registrant) by GenTel.

GenTel Communications, was formerly known as GenX, LLC ("GenX"). GenX, a Delaware limited liability company was formed on May 29, 1997. GenTel Communications, a Colorado corporation was formed on December 9, 1997 and was inactive until its reorganization with GenX. Effective February 3, 1998, pursuant a plan of reorganization, the members of GenX converted their members' interest into 8,786,950 shares of the Common Stock of GenTel. Subsequently, GenX was dissolved. At the time of its acquisition by Bobernco, GenTel operated as provider of long distance telephone services.

Immediately prior to the acquisition, Bobernco had 1,800,000 shares of Common Stock outstanding. As part of Bobernco's reorganization with GenTel, Bobernco issued 8,986,950 shares of its Common Stock to the shareholders of GenTel in exchange for 8,986,950 shares of GenTel Common Stock. Immediately following the merger, Bobernco changed its name to GTC. Bobernco had no significant operations prior to the merger. Subsequent to the acquisition, the former shareholders of GenTel constituted 83.31% of the total outstanding shares of the Common Stock of the Company and the original shareholders of Bobernco constituted 16.69% of the total outstanding shares of the Common Stock of the Company. The Company's common stock currently trades on the NASD OTC Bulletin Board under the symbol "GTCC."

BUSINESS OF THE COMPANY

GTC currently offers a variety of services designed to meet its customers' telecommunications and Internet related needs. The
Company's services consists of the following:

TELECOMMUNICATIONS RELATED SERVICES

GTC is currently licensed in 46 states and the District of Columbia to provide long distance telecommunications services. The Company primarily services small and medium sized businesses and residential customers throughout the United States and has positioned itself to be a low-cost provider in the marketplace. To date, the Company has operated as a switchless(1), nonfacilities-based reseller of long distance services. By committing to purchase large usage volumes from carriers such as MCI/WorldCom, Inc. pursuant to contract tariffs(2), the Company has been able to procure substantial discounts and offer low-cost, high-quality long distance services to its customers at rates below the current standard industry levels.
____________________
     1 Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.
     2 Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.

The Company provides long distance telephone service under a variety of plans.  These include outbound service, inbound toll-free 800 service and dedicated private line service(3) for data. The Company does not currently provide local telephone service. The Company's long distance services are billed on a monthly basis either directly by the Company or by the Local Exchange Carrier(4) ("LEC") through the services of Billing Concepts, Inc., dba U.S. Billing ("USBI").
If these services are billed directly by the Company, the customer has a choice of paying by credit card or sending payment to the
Company. If these services are billed by the LEC, the LEC is responsible for collecting the amount billed and remitting the proceeds to the Company. The Company is also in the process of purchasing a voice-over-IP ("VoIP")(5) technology network to complement its long distance telecommunications services.  Please refer to the Management's Discussion and Analysis section of this document for further details. In addition, the Company is also exploring the possibility of providing local telephone service.
Whether the Company will be able to provide local telephone services is dependent on its ability to negotiate contracts with third-party providers of local telephone service on favorable terms. The
Company has initiated negotiations with certain local telephone providers but has not reached any agreements. Therefore, there can be no assurances that the Company will be able to offer local telephone service.
____________________
     3 Private Line uses circuits dedicated to a specific customer to connect that customer's equipment to both ends of the line.
     4 A company providing local telephone service.
     5 Voice calls carried over a private (packet-switched) network of equipment using Internet protocol (codes) to route the messages.

INTERNET RELATED SERVICES

The Company also recently began providing a variety of Internet related services. These services, available to both consumer and business users, include prepaid calling cards at the Company's ecallingcards.com web site; Internet Services Provider access through dial-up(6), Digital Subscriber Line ("DSL")(7), and Wireless
T-1 methods(8) and Internet Web Page development and hosting
services(9).   The Company's Internet related services are billed
using the same methods as those used for billing its
Telecommunication services.  The Company's Internet related
services, with the exception of its prepaid calling cards, are provided pursuant to contracts with third-party providers, who remain competitors with the Company.  By contracting with
third-party providers to purchase large quantities of usage volumes, the Company is able to secure significant discounts which then allows the Company to offer these services to its end-users at rates at or lower than its competitors.
____________________
     6 Modem access via traditional telephone lines.
     7 Digital Subscriber Line ("DSL") utilizes advanced technology to transmit data over copper lines at speeds up to 1,000 faster than Dial-Up service.
     8 Wireless T-1 services are Internet connections using microwave or radio frequencies, without the use of a cable connection, that can transfer data at speeds up to 1.5 million bits-per-second.
     9 Web Page Hosting services permits customers to market themselves on the Internet without having to invest significantly in technology infrastructure and operations staff.

The Company's Internet Service Provider Access service is currently provided on a nationwide basis. Dial-up service provides unlimited Internet access and several related services using conventional modems at access speeds up to 56 kbps for a $9.95 monthly fee. DSL service provides a faster, more efficient method for communicating digital data over telephone lines. DSL speeds are significantly faster than conventional modem speeds (up to 1.1 Mbps versus 56 kbps for Dial-up service). The monthly DSL service charge ranges from $100 to $260 depending on speed and service options. A one-time set-up fee of $500 is also charged.

Currently, the Company's Wireless T-1 services are only available in the Southern California region. Wireless T-1 allows businesses to utilize connections at 1.5 Mbps without contracting for T-1 service from local telephone companies. Wireless T-1 Service fees range from $299 to $899 per month with a one-time set-up fee of $2,500. The Company plans on expanding this service to include other regions. Whether the Company is able to provide its Wireless T-1 services to other regions depends on whether the Company will be able to secure contracts with third-party suppliers on favorable terms. There can be no assurance that the Company will be able to obtain such contracts and therefore be able to expand its Wireless T-1 service to other regions.

The Company's Internet Web Page Hosting services are currently available on a nationwide basis. Internet Web Page Hosting services provides space on the Company's Web Server computers for customers to publish their own Web Pages. Internet Web Page Hosting fees are $29.95 per month, with a one-time set-up fee of $29.95.

TELECOMMUNICATIONS INDUSTRY BACKGROUND

The $88.6 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI/WorldCom and Sprint, which together generated approximately 80.3% of the aggregate revenue of all U.S. long distance interexchange carriers in 1997. Other long distance companies, some with national capabilities, accounted for the remainder of the market.

Based on published FCC estimates(10) toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $88.6 billion in 1997. While industry revenues have grown at a compounded annual rate of 6.6% since 1984, the revenues of carriers other than AT&T, MCI/WorldCom and Sprint have grown at a compounded rate of 33.7% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI/WorldCom and Sprint has grown from 2.6% in 1984 to 19.8% in 1997. During the same period, the market share of AT&T declined from 90.1% to 44.5%.
____________________

     10 As published on the FCC's Website located at www.fcc.gov/ Bureaus/Common_Carrier/Reports/FCC-State_Link/SOCC/97socc.pdf.

Prior to the Telecommunications Act, signed by President Clinton on February 8, 1996, the long distance telecommunications industry had been principally shaped by a court decree between AT&T and the United States Department of Justice, known as the Modification of Final Judgment (the "Consent Decree") that in 1984 required the divestiture by AT&T of its 22 Bell operating companies and divided the country into some 200 Local Access and Transport Areas, or "LATAs." The 22 operating companies, which were combined into seven Regional Bell Operating Companies, or "RBOCs", were given the right to provide local telephone service, local access service to long distance carriers and intraLATA toll service (service within LATAs), but were prohibited from providing interLATA service (service between LATAs). The right to provide interLATA service was maintained by AT&T and the other carriers.

To encourage the development of competition in the long distance market, the Consent Decree and the FCC require most LECs to provide all carriers with access to local exchange services that is equal in type, quality and price to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These so-called equal access and related provisions are intended to prevent preferential treatment of AT&T.

On February 8, 1996, the President signed the Telecommunications Act (the "Act"), which is intended to introduce more competition to U.S. telecommunications markets. In addition to codifying the provisions of the Consent Decree, the Act codifies the LEC's equal access and nondiscrimination obligations with respect to the local services market by requiring LECs to permit interconnection(11) to their networks and establishing among other things, LEC obligations with respect to access, resale, number portability(12), dialing parity(13), access to rights-of-way(14), and mutual compensation.
In essence, the Act codifies the LEC's duty to provide to independent service providers (such as the Company) access to the LEC's network under the same terms and restrictions which the LEC is subject to. The Act allows the Company to compete with previously established long distance and local telephone providers under the same terms and conditions as those providers are subject to.
____________________
     11 Customer equipment (i.e. customer's telephone or modem) which connects to the service provider's equipment.
     12 Number portability is the capability of individuals, businesses, and organizations to retain their existing telephone
number(s)   and the same quality of service   when switching to a
new local service provider.
     13 The duty to provide dialing parity to competing providers of telephone exchange service and telephone toll service, and the duty to permit all such providers to have nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays
     14 The duty to afford access to the poles, ducts, conduits, and rights-of-way of a LEC to competing providers of telecommunications services on same rates and terms afforded to the LEC.

Regulatory, judicial and technological factors have helped to create the foundation for smaller companies to emerge as competitive alternatives to AT&T, MCI/WorldCom and Sprint for long distance telecommunications services. The FCC requires that AT&T not restrict the resale of its services, and the Consent Decree and regulatory proceedings have ensured that access to LEC networks is, in most cases, available to all long distance carriers.

DEVELOPMENT AND STRATEGY OF THE COMPANY

The Company's telecommunication services are currently licensed in the states of Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Washington D.C., West Virginia, Wisconsin, and Wyoming. The Company is in the process of obtaining licenses to provide its services in the remaining states, except Alaska. However, there can be no assurances that the Company will be successful in obtaining such licenses.

The Company markets its products and services using four methods. The first of those methods is to do an aggressive concentrated media campaign that utilizes a professional advertising agency. The Company launched its first media campaign on March 1, 1999 utilizing television and radio advertisement and print media targeting Southern California as well as nationwide audiences using cable
television advertisement.   The Company intends to continue to
utilize both broadcasting and print media campaigns in the future. The Company incurred approximately $229,000 or 57.8% of its total marketing expenditure of approximately $396,000 on this marketing method for the fiscal year ending June 30, 1999. The Company's ability to continue such media campaigns in the future is dependent upon the Company's ability to secure financing for such media campaigns. Therefore, there can be no assurances that it will be able to continue to utilize such media campaigns in the future.

The second method of marketing the Company's products and services is through outside telemarketing agencies. The Company presently utilizes the services of two telemarketing firms. These firms are paid on a commission only basis and operate on a nationwide basis. The Company estimates that it will cost an average of thirty-five dollars ($35.00) to obtain each customer using this method, while the average customer generates two hundred and forty dollars ($240.00) in revenue per year. As of June 30, 1999, these companies have generated 1,600 customers for the Company's telecommunications services. The Company incurred approximately $22,000 or 5.6% of its total marketing expenditures of approximately $396,000 on this marketing method for the fiscal year ending June 30, 1999.

The third method of marketing the Company's products and services utilizes its own sales force and independent sales agents working on its behalf. The sales force will consist of properly trained professionals within the industry that are currently looking for an opportunity to sell at rates that are lower than the industry standard. Many of these professionals will come from companies such as MCI/WorldCom, LCI International, TelCo and Frontier Communications where the average calling rate is 10-12 cents per minute. The Company hired a V.P. of Sales from MCI/WorldCom with an extensive sales and marketing background in the telecommunications industry. In addition, the Company has already engaged in discussions with many potential representatives to work for the Company based on commission-only (8% to 10% of collected billings) compensation packages. However, there can be no assurances that the Company will be successful in retaining its in-house sales force or in acquiring independent sales agents to work on its behalf at the commission-only compensation packages described. The Company incurred approximately $102,000 or 25.8% of its total marketing expenditures of approximately $396,000 on this marketing method for the fiscal year ending June 30, 1999.

The fourth method of marketing the Company's products and services utilizes the Internet. The Company currently markets and distributes its Telecommunications and Internet related services through the Internet utilizing its gtctelecom.com and ecallingcards.com web pages. The Company also plans to market international calling plans, co-brand calling cards and advertise domestic long distance rates on the Internet through joint agreements such as its agreement with Community Connect Inc.'s online community for Asian Americans, AsianAvenue.com. There can be no assurances that such joint agreements will continue or that the Company will be able to develop such joint agreements in the future.
 The Company incurred approximately $43,000 or 10.8% of its total marketing expenditures of approximately $396,000 on this marketing method for the fiscal year ending June 30, 1999.

The Company believes these four marketing methods will be adequate to sustain the Company now and for the foreseeable future.

COMPETITION

Telecommunication Services

The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. Competition in the long distance business is based upon pricing, customer service, billing services and perceived quality. The Company competes against various national and regional long distance carriers that are composed of both facilities-based providers and switchless resellers offering essentially the same services as the Company. Several of the Company's competitors are substantially larger and have greater financial, technical and marketing resources. The Company believes that it is able to compete with these competitors by providing high quality service at the lowest price possible.

The Company believes that the pricing strategies and cost structures of the major long distance carriers have resulted historically in their charging higher rates to the small-to-medium sized business customer. Small-to- medium-sized business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. By committing to large volumes of traffic, the Company is guaranteeing traffic to the major long distance carrier while relieving the major long distance carrier of the administrative burden of qualifying and servicing large numbers of small to medium-sized accounts. To be successful, the Company believes that it must have lower overhead costs and be able to efficiently market the long distance product, process orders, verify credit and provide customer service to a large number of accounts. Although the Company believes it has human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by its competitors. There can be no assurances that the Company will be able to compete successfully in these markets.

The Company currently links its switching equipment with transmission facilities and services purchased or leased from MCI/WorldCom and will continue to resell services obtained from MCI/WorldCom, which will remain a competitor of the Company for the provision of telecommunications services. However, there can be no assurances that the Company will be able to continue to provide its telecommunication services through MCI/WorldCom.

In a continual effort to lower the costs of its services, the Company has entered into a contract with the Williams Company to acquire its own nationwide long distance and Internet Network based on VoIP technology. Please refer to the Management's Discussion and Analysis of Operations section of this document for further details.
 The Company believes that by developing its own network, the Company will be able to substantially lower the transmission costs of its telecommunication services.

The Telecommunications Act is intended to introduce more competition to U.S. telecommunications markets. The legislation opens the local services market by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to access, resale, number portability, dialing parity, access to rights-of-way and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts most inconsistent state regulation. The legislation also contains special provisions that eliminate restrictions on the RBOCs providing long distance services, which means that the Company will face competition for providing long distance services from well capitalized, well known companies that prior to this time could not compete in long distance service.

The RBOCs have been prohibited from providing interLATA interexchange telecommunications services under the terms of the AT&T decree. The Telecommunications Act authorizes the RBOCs to provide certain interLATA interexchange telecommunications services immediately and others upon the satisfaction of certain conditions. Such legislation includes certain safeguards against anticompetitive conduct by the RBOCs in the provision of interLATA service. Anticompetitive conduct could result from, among other things, a RBOC's access to all subscribers on its existing network as well as its potentially lower costs related to the termination and origination of calls within its territory. It is impossible to predict whether such safeguards will be adequate to protect against anticompetitive conduct by the RBOCs and the impact that any anticompetitive conduct would have on the Company's business and prospects. Because of the name recognition that the RBOCs have in their existing markets and the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of favorable interpretations of the Telecommunications Act by the RBOCs, it may be more difficult for other providers of long distance services, such as the Company, to compete to provide long distance services to RBOC customers. At the same time, as a result of the Telecommunications Act, RBOCs have become potential customers for the Company's long distance services.

Internet Related Services

The market for Internet-based online services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of Internet Service Providers and online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry, and the Company expects that competition will continue to intensify. Many of the Company's current and potential competitors such as Earthlink, PsiNet, AOL, UUNET, Microsoft Network, and Prodigy have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than the Company.

The Company believes that its Internet Related Services are marketed at competitive rates and provide quality and services comparable to its competitors. However, the Company's Internet Related Services are intended to be a value-added service to attract customers to the Company's Telecommunication Services as opposed to a revenue-generating service. The Company offers unlimited dial-up service for $9.95 per month. The Company anticipates that revenue generated exclusively from the Company's Internet Related Services will be immaterial to the Company's results of operations. Rather, the Company expects to derive sufficient revenue from its Telecommunication Services and Internet related advertising revenue to pay for the costs of its Internet Related Services.

In a continual effort to lower the costs of its services, the Company has entered into an agreement with the Williams Company to acquire its own nationwide long distance and Internet Network based on VoIP technology. Please refer to Management's Discussion and Analysis of Operations section of this document for further details.
 The Company believes that by developing its own network, the Company will be able to substantially lower the acquisition costs of its Internet services.

CUSTOMER ATTRITION

The Company believes that a high level of customer attrition is a characteristic of the domestic residential long distance and Internet related industries. Attrition is attributable to a variety of factors, including the termination of customers by the Company for non-payment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and the issuance of cash or other forms of incentives. Such attrition could have a material adverse effect upon the Company's future results of operations and financial conditions.

DEPENDENCE ON KEY CUSTOMERS

The Company is not dependent on any single customer for a significant portion of its annual sales. The Company's customer base changes on a continuous basis as new customers are added or old customers removed.

MAJOR SUPPLIERS

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of the three-year contract entered into with MCI/WorldCom on August 10, 1998 the Company is obligated to a minimum monthly commitment of $10,000 which commenced March 1999. The contract expires on September 30, 2001. Pursuant to the terms of the contract with MCI/WorldCom, the Company must pay liquidated damages in an amount equal to the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates the contract prior to the expiration date. Although the Company believes that its relations with MCI/WorldCom are strong and should remain so with continued contract compliance, the termination of the Company's contract with MCI/WorldCom, the loss of telecommunications services provided by MCI/WorldCom, or a reduction in the quality of service the Company receives from MCI/WorldCom could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by MCI/WorldCom.

In the event that MCI/WorldCom were to discontinue its service to the Company, the Company believes, based upon discussions that the Company has had with other long distance providers and based on such providers' published contract tariffs, that it could negotiate and obtain contracts with other long distance providers to resell long distance services at rates at its current contract tariffs with MCI/WorldCom. If the Company were to enter into contracts with another provider, however, the Company believes it would take approximately thirty (30) days to switch end users to that provider. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with MCI/WorldCom or the loss of telecommunications services from MCI/WorldCom would likely have a material adverse effect on the Company's results of operations and financial condition. In an effort to minimize the Company's dependence on MCI/WorldCom, the Company has entered into a contract with the Williams Company to acquire its own nationwide long distance and Internet Network based on VoIP technology. Please refer to the Management's Discussion and Analysis of Operations section of this document for further details.

GTC does not have its own Internet Network. The Company currently provides Internet Service Provider Access services pursuant to a one-year agreement with Level 3 Communications, LLC ("Level 3") to provide its Internet Service Provider Access. The agreement, which began in July 1999, provides for GTC to initially pay $36,000 per month with an initial set-up fee of $8,000. As Level 3 is able to provide service throughout the nation, the Company's monthly minimum commitment will increase from $36,000 per month to a maximum of $60,750 per month. In addition, GTC is committed to pay an additional set-up fee of up to $5,500. Although the Company believes that its relations with Level 3 are strong and should remain so with continued contract compliance, the termination of the Company's contract with Level 3, the loss of Internet services provided by Level 3, or a reduction in the quality of service the Company receives from Level 3 could have a material adverse effect on the Company's results of operations.

Prior to using Level 3, the Company's Internet Service Provider Access services was provided through Epoch Networks, Inc. dba Epoch Internet ("Epoch"). Under the terms of the three year contract with Epoch dated February 3, 1999, GTC was obligated to an initial monthly minimum commitment of $0.00 increasing to $25,000 per month over a seven month ramp up period beginning March 1, 1999 to September 1, 1999 and thereafter until the end of the contract period ending on February 28, 2002. Pursuant to the terms of the contract with Epoch, GTC must pay liquidated damages in an amount equal to the aggregate minimum commitment for the remaining term of the contract if GTC terminates the contract prior to the expiration date. In July 1999, GTC decided to switch its Internet Service Provider Access supplier from Epoch to Level 3. Management determined that the cost per customer using Level 3 is approximately $3.00 versus $13.00 per customer using Epoch. Additionally, the Company believed that the services provided by Level 3 are superior to those provided by Epoch.

As a result of this decision, GTC is currently in the process of negotiating the termination of its agreement with Epoch. Management of the Company does not believe that the result of these negotiations will have a material impact on the Company's financial position or results of operations.

The Company's Wireless T-1 services are currently provided pursuant to a contract with Global Pacific Internet ("Global"). Currently, the Company's T-1 services are available only in the Southern California region. Under the terms of its contract with Global, the Company is not subject to a monthly minimum commitment.
Although the Company believes that its relations with Global are strong and should remain so with continued contract compliance, the loss of Wireless T-1 services provided by Global, or a reduction in the quality of service the Company receives from Global could have a material adverse effect on the Company' s results of operations.
The Company anticipates that it would take between thirty (30) to sixty (60) days to locate a replacement supplier in the event that the Company's agreement with Global is terminated. The Company currently plans to expand its Wireless T-1 services to other regions. However, there can be no assurances that the Company will or will be able to expand this service to other regions.

Previously, the Company's Internet Web Page Development service was provided pursuant to contracts with Service One Communications, Inc. ("Service One") and OhGolly.com, Inc. ("OhGolly"). Web Pages developed by Service One and OhGolly.com are housed within the Company's own computer servers. On May 21, 1999, the Company terminated its contracts with Service One and OhGolly.com for non-performance of Service One and OhGolly's duties under the contract. Under the terms of the contracts, the Company is not obligated to pay Service One or OhGolly any additional sums beyond the termination of the contracts. The Company anticipates that it will require between thirty (30) to sixty (60) days to locate a replacement supplier. Until the Company is able to locate a replacement supplier, it will not be able to develop additional Web Pages. Current Web Page Hosting users, however, are unaffected by the termination of the Company's agreements with Service One and OhGolly. As the Company considers its Web Page Development service to be only a value- added service to attract customers to its Telecommunication Services as opposed to a material revenue-generating service, the Company does not anticipate that the termination of its contracts with Service One and OhGolly will have a material adverse effect on the Company's results of operations.

REGULATION

The Company's provision of communications services is subject to government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the FCC could materially adversely affect the Company's financial condition or results of operations, particularly if those policies make it more difficult for the Company to obtain service from MCI/WorldCom or other long distance companies at competitive rates, or otherwise increase the cost and regulatory burdens of marketing and providing service. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition or results of operations of the Company.

Federal

The Company is classified by the FCC as a nondominant carrier.
After the recent reclassification of AT&T as nondominant, only the LECs are classified as dominant carriers among domestic carriers. Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which could make it easier for AT&T to compete with the Company for low volume long distance subscribers. The FCC generally does not exercise direct oversight over charges for service of nondominant carriers, although it has the statutory power to do so. Nondominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including nondominant carriers, for failure to comply with its statutory obligations. Nondominant carriers are required to file tariffs listing the rates, terms and conditions of service, which are filed pursuant to streamlined tariffing procedures. The FCC also has the authority to impose more stringent regulatory requirements on the Company and change its regulatory classification from nondominant to dominant. In the current regulatory atmosphere, the Company believes, however, that the FCC is unlikely to do so.

The FCC imposes only minimal reporting requirements on nondominant resellers, although the Company is subject to certain reporting, accounting and record-keeping obligations. Both domestic and international nondominant carriers, including the Company, must maintain tariffs on file with the FCC.

At present, the FCC exercises its regulatory authority to set rates primarily with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area. Even when AT&T was classified as a dominant carrier, the FCC most recently employed a "price cap" system, which essentially exempted most of AT&T's services, including virtually all of its commercial and 800 services, from traditional rate of return regulation because the FCC believes that these services were subject to adequate competition.

State

The Company is subject to varying levels of regulation in the states in which it currently anticipates providing intrastate telecommunications services. The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing its rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

As the Company expands its efforts to resell long distance services, the Company will have to remain attentive to relevant federal and state regulations. FCC rules prohibit switching (also commonly known as "Slamming") of a consumer's long distance provider without the consumer's consent. However, this does not apply to the switching of the Company's underlying carrier for its existing customers. The rules also specify how that consent can be obtained.
 Most states have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. The Company intends to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of direct marketing efforts.

The Company is not currently subject to any State or Federal regulation with respect to its Internet related services. However, there can be no assurances that the Company will not be subject to such regulations in the future. Additionally, the Company is not aware of any pending legislation that would have a material adverse effect on the Company's operations.

PATENTS, TRADEMARKS, LICENSES

The Company does not depend upon any patents or trademarks to conduct its business; nor does the Company hold any such patents or trademarks. The Company is required to hold licenses with the Federal Communication Commission for the operation of its telecommunication services. The Company is also required to hold licenses in the states in which it provides intrastate long distance services. Currently, the Company is licensed in 46 states and the District of Columbia to provide intrastate services. The Company's federal and state telecommunication licenses are of indefinite length and will remain effective so long as the Company complies with all Federal and State regulations.

The Company is currently in the process of securing licenses for operation of its telecommunication services in the remainder of the United States, except Alaska. The Company's ability to obtain licenses in the remaining states is dependent on the Company's ability to meet each state's specific guidelines. Although the Company anticipates that it will able to secure licenses in these states, there can be no assurances that the Company will be successful in obtaining such licenses.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

NUMBER OF EMPLOYEES

As of September 30, 1999, the Company employed approximately 26 people on a full time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

Effective June 1, 1998, the Company began leasing approximately 2,712 square feet of administrative office space in Costa Mesa, California at a monthly rental rate of $5,017 per month. This facility serves as the Company's headquarters and primary place of business. The monthly rental rate increased to $5,560 on June 1, 1999, through the end of the lease. The lease expires on May 31, 2001.

In addition, on February 8, 1999, the Company entered into a month-to-month lease for approximately 1,987 square feet of office space for its customer service operation, at a monthly rental rate of $3,676 per month, at its headquarters building in Costa Mesa.

On September 23, 1999, the Company entered into an addendum to its existing June 1, 1998 lease. This addendum replaces the February 8, 1999 lease for its customer service operation. Beginning October 1, 1999, the revised lease obligates the Company to an additional month-to-month lease for approximately 2,973 square feet for its customer service operation, a monthly rental rate of $ 6,095 per month and for the Company to pay the first three months rent. This addendum is coterminous with the Company's June 1, 1998 lease and will automatically expire on May 31, 2001, unless previously terminated by the Company or by Lessor given ninety (90) days written notice.

Due to anticipated growth, the Company is in the process of looking for new space for its headquarters and customer service operations. The Company believes that it will be able to locate such space at reasonable rates and terms.

ITEM 3.  LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1999.

                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

MARKET INFORMATION

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was not listed on the NASDAQ Bulletin Board during 1997. On April 21, 1998, the Company's Common Stock began listing on the NASDAQ exchange under the trading symbol BBRI. However, the Company's Common Stock did not begin trading until after the Company merged with GenTel on August 31, 1998 wherein the trading symbol for the Company's Common Stock changed to GTCC.


              CALENDAR                                    BID PRICES
                YEAR            PERIOD                   HIGH     LOW

                1998            First Quarter. . . . .   n/a      n/a
                                Second Quarter . . . .   n/a      n/a
                                Third Quarter. . . . .   4.75     4.50
                                Fourth Quarter . . . .   4.41     3.33

                1999            First Quarter. . . . .   11.125   3.25
                                Second Quarter . . . .   8.625    3.56
                                Third Quarter. . . . .   4.9375   2.00

On October 1, 1999, the last sales price per share of the Company's common stock, as reported by the NASDAQ Stock Market, was $4 1/8.

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on September 30, 1999 was approximately 190. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND POLICY

To date, the Company has declared no cash dividends on its Common
Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT SALES OF UNREGISTERED SECURITIES

On August 31, 1998, the Company (which at the time was designated Bobernco, Inc., a Nevada corporation ("Bobernco")) acquired all of the outstanding common stock of GenTel Communications, Inc., a Colorado corporation ("GenTel") in a business combination described as a "reverse acquisition". As part of the reorganization, the Company issued 8,986,950 shares of its Common Stock to the shareholders of GenTel in exchange for all of the outstanding shares of Common Stock of GenTel. Such shares include the shares owned by officers and directors of the Company as set forth in the Section "Security Ownership of Certain Beneficial Owners and Management" hereunder. This issuance was conducted under an exemption under
Section 4(2) of the Securities Act of 1933.

In August 1998, the Company issued 6,000 and 5,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to Azad Rob and Elizabeth Hurtado, respectively, two (2) employees of the Company, in lieu of salary and as a retention bonus valued at $2,850 for Mr. Rob and $2,375 for Ms. Hurtado. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

In September and November of 1998 and June 1999, the Company issued 1,417,008 shares of "restricted" Common Stock to the Michelson Group, pursuant to a Corporate Development Agreement entered into between the Company and the Michelson Group. See Item 12 - Certain Relationships and Related Transactions. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

In November 1998, the Company issued 7,300 shares of its Common Stock valued at $32,850 to MRC Legal Services Corp., the Company's securities counsel, under Rule 504 of Regulation D promulgated under the Securities Act of 1933, in consideration for legal services rendered.

In November 1998, the Company issued 50,000 shares of "restricted" Common Stock valued at $50,000 to Dan W. Baer in consideration for deferment of rent owed by the Company from July 1998 to November 1998 for its headquarters in Costa Mesa, CA. The Company was required to pay a total of $27,769 in deferred rent in three payments beginning on November 19, 1998 through January 4, 1999 in addition to its regular rent due each month under its lease. All payments of deferred rent have been made under the terms of the agreement. This issuance was conducted under an exemption under
Section 4(2) of the Securities Act of 1933.

In November 1998, the Company issued 40,000 shares of "restricted" Common Stock to Benjamin Abelson pursuant to a convertible note entered into between the Company and Mr. Abelson in the amount of $80,000. This issuance was conducted under an exemption under
Section 4(2) of the Securities Act of 1933.

In December 1998, the Company issued 30,000 shares of "restricted" Common Stock valued at $30,000 to Lance Steinhart, Esq., the Company's Federal Communication Commission regulatory counsel, an accredited investor, in consideration for legal services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

In January 1999, the Company issued 8,750 shares of its Common Stock valued at $43,750 to MRC Legal Services Corp., the Company's securities counsel, under Rule 504 of Regulation D promulgated under the Securities Act of 1933, in consideration for legal services rendered.

In February 1999, the Company issued 7,000 shares of "restricted" Common Stock valued at $7,000 to MRC Legal Services Corp., the Company's securities counsel, in consideration for legal services rendered. The issuance was exempt under Rule 506 of Section 4(2) of the Securities Act of 1933.

In February 1999, the Company completed a private placement offering of 1,558,500 (including 23,500 issued as offering costs) shares of the Company's "restricted" Common Stock under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 to "accredited" investors at a price of $1.00 per share, resulting in net proceeds to the Company of approximately $1,215,947, net of offering costs of $319,053.

In February 1999, the Company issued 46,000 shares of "restricted" Common Stock valued at $46,000 to Elwood Sprenger in accordance with a consulting Agreement entered into between the Company and Mr. Sprenger whereby the Company agreed to grant Mr. Sprenger 150,000 options to purchase the Company's Common Stock at an exercise price of $1.00 per share. See Item 12 - Certain Relationships and Related Transactions. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

In March 1999, the Company issued 25,000 shares of "restricted"
Common Stock valued $25,000 to the Zomaya Group in exchange for advertising services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

In March 1999, the Company issued 50,000 shares of "restricted" Common Stock valued $50,000 to Transglobal Capital Corporation ("Transglobal"), pursuant to an Investment Banking Agreement entered into between the Company and Transglobal. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

In April 1999, Transglobal exercised their option to purchase 600,000 shares of "restricted" Common Stock at $0.01 per share pursuant to the Company's option agreement with Transglobal.
See Item 12 - Certain Relationships and Related Transactions. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In May 1999, the Company issued 526,316 shares of "restricted"
Common Stock to Clay T. Whitehead, a director of the Company, pursuant to an option agreement entered into between the Company and Mr. Whitehead in April 1999. In May 1999, Mr. Whitehead exercised all 526,316 options at an exercise price of $0.475 per share. As a result of the option agreement, a total of approximately $352,632 of compensation expense was recorded at the date of grant in April
1999.  The issuance was exempt under Section 4(2) of the Securities
Act of 1933.

In late March 1999, the Company initiated a private placement offering of 1,000,000 shares of the Company's "restricted" Common Stock at a price of $5.00. As of April 15, 1999, the Company had not received any offers for subscriptions to this private offering. The Company believes that no offers were received primarily due to the fact that the Company's "free trading" common stock had been trading at a price close to the $5.00 per share price of the private offering as of late March 1999.

On April 21, 1999, the Company replaced its $5.00 per share offering with a private placement offering of 2,000,000 shares of the Company's "restricted" Common Stock at a price of $3.00 per share. The Company anticipated that this Private Offering would raise approximately $5,220,000, net of issuance costs paid for brokers and finder's fees, should the total offering be sold.

At June 30, 1999, the Company had sold only 41,000 shares of its Common Stock pursuant to it's $3.00 private offering. Due to insufficient interest, the Company decided to replace its $3.00 private offering. On July 20, 1999, the Company replaced its $3.00 offering with a private placement offering (the "Private Offering") of 2,000,000 shares of the Company's "restricted" (as that term is defined by Rule 144 of the Securities Act of 1933) Common Stock at a price of $1.00. Purchasers of the Company's $3.00 private offering received additional shares of the Company's "restricted" common stock so as to reduce their purchase price to that of the $1.00 private offering. The Company has accounted for 123,000 shares as of June
30, 1999.

In September 1999, the Company issued 50,000 shares of "restricted" Common Stock valued at $50,000 to Dan Baer in consideration for deferment of rent owed by the Company from April 1999 to September 1999 for its headquarters and customer service operations in Costa Mesa, CA. The Company was required to pay a total of $42,360 deferred rent in nine payments beginning January 1, 2000 through September 1, 2000 in addition to its regular rent due each month under its lease. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In September 1999, the Company issued 15,000 shares of "restricted" Common Stock valued at $15,000 to the Cutler Law Group, the
Company's securities counsel in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In September 1999, the Company issued an aggregate of 67,675 shares to seven consultants of the Company and the Cutler Law Group, the Company's securities counsel, in exchange for consultation and legal services provided to the Company valued at approximately $271,000. The transactions were isolated transactions not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

As of September 30, 1999, the Company has sold an aggregate of 783,000 shares to 23 "accredited" investors under an ongoing Private Offering of 2,000,000 shares of the Company's Commons Stock at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The sales resulted in proceeds to the Company of approximately $688,890, net of offering costs of $94,110.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL OVERVIEW

The Company's principal line of business is to provide long distance telephone and value-added services for small and medium-sized businesses and residential customers throughout the United States. The Company's strategy has been to build a subscriber base without committing capital or management resources to construct its own network and transmission facilities. This strategy has allowed the Company to add customers without being limited by capacity, geographic coverage, or configuration of any particular network that the Company might have developed. In order to remain competitive, the Company believes that it must continue to offer its services at the lowest possible rates. The Company believes that in order to continue to offer lower rates, as well as reduce its dependency on major suppliers, the Company will need to acquire its own network. As a result, the Company has entered into a contract with Williams Communications to design, install and maintain a voice-over-IP network for the Company. Please refer to Capital Expenditures-VoIP Network in this section for further details. Management believes that the creation of such a network will allow it to continue to offer its telecommunication and Internet services below the industry average.

Recently, the Company began providing a number of Internet related services such as: the sale of electronic calling cards on its ecallingcards.com web site; Internet access via Dial-Up, Wireless
T-1, and DSL; and Internet Web Page Hosting services.

The Company's services are marketed nationwide through broadcasting and print media, telemarketing, independent sales agents and its own sales force.

The Company's revenues consist of sales from telecommunication and Internet related services. These revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Internet related services are typically billed in advance at a flat rate. Revenues are recognized in the period earned.

Cost of Sales includes telecommunications service costs and commissions and verification costs paid for customer acquisition. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect at the time of the call. General and administrative expenses consist of the cost of customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel, and information systems. The Company will need to implement and improve operational, financial, and management information systems. In addition, the Company is implementing new information systems that will provide better record-keeping, customer service and billing. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

In 1998, the Company determined to change its fiscal year to June
30. As previously discussed, the Company acquired all of the outstanding common stock of GenTel on August 31, 1998. Following the acquisition, the Company adopted the business plan of GenTel and changed its name to GTC.

RESULTS OF OPERATIONS OF THE COMPANY

The following discussion assumes that the acquisition of GenTel by the Company occurred as of June 30, 1997.

Prior to the acquisition of GenTel by the Company, the Company had no revenues or expenses for the fiscal year ended December 31, 1996 or the six-month period ended June 30, 1997.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE
30, 1998

REVENUES - Revenues totaled $289,012 and $497,312 for the years ended June 30, 1999 and 1998, respectively. During the year ended June 30, 1999, the Company began selling its services pursuant to its business plan which resulted in revenues comprised primarily of $183,116 for web development and hosting and $105,896 from telecommunication services. For the year ended June 30, 1998, the Company's revenues were derived solely from the one-time bulk sale of long distance calling cards in February 1998. Pursuant to the Company's newly adopted business plan for its telecommunication services, the Company began to acquire telecommunication customers, primarily through the use of telemarketing. For the year ended June 30, 1999, the Company had approximately 2,023 telecommunication customers, with usage of long distance services of approximately 1,709,000 minutes.

COST OF SALES - Cost of sales totaled $163,740 and $447,312 for the years ended June 30, 1999 and 1998, respectively. Cost of sales for the year ended June 30, 1999 were comprised primarily of carrier costs of $99,913, associated with the cost of long distance service provided by MCI/WorldCom, $22,227 for commissions paid for customer acquisition and $41,600 for the cost of third party verification on its newly acquired customers. Cost of sales for the year ended June 30, 1998 was comprised of the cost of acquiring the long distance calling cards for its one-time bulk sale in February 1998. As a percentage of revenue, cost of sales was 56.7% and 89.9% resulting in a gross margin of 43.3% and 10.1% for the years ended June 30, 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses totaled $3,489,685 and $582,087, for the years ended June 30, 1999 and 1998 respectively. For the year ended June 30, 1999, the Company began to realize sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses. S,G&A expenses for the year ended June 30, 1999 were comprised primarily of options valued at approximately $352,632 granted to a director of the Company; advertising expenses of $271,916; options valued at $595,998 issued to an investor relations company ($522,500) and a marketing company ($73,498) in exchange for services; shares valued at approximately $238,600 issued to vendors in exchange for services and rent; provision for bad debts of approximately $268,200; stock and options valued at approximately $39,875 issued to supplement compensation to certain key employees; approximately $705,000 in salaries paid to employees; and $1,017,464 of other operating expenses, primarily rent, legal and audit services, and investor relations. S,G&A expenses of $582,087 for the year ended June 30, 1998 were comprised primarily of salaries of approximately $200,000; shares valued at approximately $95,000 issued to the CEO and Vice-President of GTC, options valued at approximately $81,000 issued to an investor relations company, options valued at approximately $71,000 issued to certain key employees to supplement compensation, professional fees of approximately $57,000, rent of approximately $22,000 and other expenses of approximately $56,087. Net loss was $3,361,676 and $532,887 for the years ended June 30,1999 and 1998, respectively.

ASSETS AND LIABILITIES - Assets increased from $162,085 as of June
30, 1998 to $660,069 as of June 30, 1999. The increase was attributable to increases in accounts receivables of $16,889, deposits of $35,500, pre-paid expenses of $23,319, long-term assets, principally property and equipment of $349,433 and other long term assets of $218,735 offset primarily by the collection of stock subscription receivables of $142,500 and a decrease in cash of $3,392. Liabilities increased from $178,075 as of June 30, 1998 to $1,087,063 as of June 30, 1999. The increase was attributable to increases in accounts payable and accrued expenses of $660,103, payroll and payroll related liabilities of $97,508, and other liabilities of $37,482 and the addition of capitalized lease obligations of $193,895, offset primarily by the conversion of the note payable into common stock of $80,000.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased from
$(15,990) as of June 30, 1998 to $(426,994) as of June 30,1999.  The
increase was attributable to the current year net loss of $3,361,676, offset primarily by the fair market value of options and warrants granted for services and compensation of $983,280, fair market value of stock issued for services, compensation and conversion of note payable of $323,825, amounts raised from exercise of options of $316,170, stock issued pursuant to the acquisition of Bobernco for $3,000 and amounts raised in the Company's recent private offerings of its common stock of $1,324,397.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL   Overall, the Company had negative cash flows of $3,392 in
fiscal year 1999 resulting from $1,787,542 of cash provided by the Company's financing activities, offset by $1,384,411 of cash used in operating activities, $409,523 of cash used in investing activities and cash of $3,000 from the acquisition of Bobernco.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $1,384,411 in fiscal year 1999 was primarily due to a net loss of $3,361,676 and increases in operating assets, principally accounts receivable of $16,889 and other current assets of $58,819, offset partially by the fair market value of options granted to a director for compensation of $352,632, the fair market value of options granted for services of $595,998, the fair market value of stock issued for services of $238,600 and other items totaling $87,607, and increases in operating liabilities, principally accounts payable and accrued expenses of $680,628 and payroll and related taxes of $97,508.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $409,523 in fiscal year 1999 funded purchases of computer equipment of $186,023, purchases of intangible assets $73,500 and deposits of $150,000.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $1,787,542 in fiscal year 1999 was primarily due to the proceeds from sales of the Company's common stock of $1,324,397, net of offering costs of $333,603, collection of the stock subscription receivable of $121,975, net of offering costs of $20,525, proceeds from the exercise of stock options of $316,170 and borrowings of short term debt of $25,000.

SHORT-TERM FINANCING - On February 12, 1999, the Company completed a private placement offering of 1,558,500 shares of the Company's "restricted" (as that term is defined by Rule 144 of the Securities Act of 1933) Common Stock (including 23,500 shares issued for offering costs) at a price of $1.00 per share, resulting in $1,215,997 raised, net of issuance costs paid for brokers and finder's fees of $319,053.

In connection with the Company's private placement, the Company entered into an Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on November 19, 1998. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with an initial fee of 50,000 shares of the Company's "restricted" Common Stock valued at $50,000 and charged as offering costs in additional paid in capital plus a 13% commission on gross proceeds received in connection with the February 12, 1999 private offering. In addition, the Company agreed to issue TCC options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.01 upon receipt of the first tranche of $100,000 in financing; an option to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $0.01 upon receipt of $250,000 in financing; an option to purchase an additional 100,000 shares of the Company's Common Stock at an exercise price of $0.01 upon receipt of $500,000 in financing; and options to purchase an additional 300,000 shares of the Company's Common Stock at an exercise price of $0.01 upon the receipt of $1,000,000 in financing. During the year ended June 30, 1999, TCC met all requirements for the granting of 600,000 options resulting in an offering cost charge of $594,000. As of June 30, 1999, all 600,000 options have been exercised at $.01 per share.

In late March 1999, the Company initiated a private placement offering of 1,000,000 shares of the Company's "restricted" Common Stock at a price of $5.00 per share. As of April 15, 1999, the Company had not received any offers for subscriptions to this private offering. The Company believes that no offers were received primarily due to the fact that the Company's "free trading" common stock had been trading at a price close to the $5.00 per share price of the private offering as of late March 1999.

On April 21, 1999, the Company replaced its $5.00 per share offering with a private placement offering of 2,000,000 shares of the Company's "restricted" Common Stock at a price of $3.00 per share. The Company anticipated that this Private Offering would raise approximately $5,220,000, net of issuance costs paid for brokers and finder's fees, should the total offering be sold.

At June 30, 1999, the Company had sold only 41,000 shares of its "restricted" Common Stock for $108,450, net of offering costs of $14,550, pursuant to its $3.00 per share private offering. Due to insufficient interests which the Company believes is a result of the fact that its "free trading" common stock has been trading at a price close to the $3.00 per share price of the private offering as of late July 1999, the Company decided to replace its $3.00 per share private offering. On July 20, 1999, the Company replaced its $3.00 per share offering with a private placement offering (the "Private Offering") of 2,000,000 shares of the Company's "restricted" Common Stock at a price of $1.00 per share. The Company anticipates that this Private Offering will raise approximately $1,740,000, net of issuance costs paid for brokers and finder's fees, should the total offering be sold. As of September 30, 1999, the Company has raised $688,890, net of issuance costs paid for brokers and finder's fees. Purchasers of the Company's $3.00 per share private offering received additional shares of the Company's "restricted" common stock so as to reduce their purchase price to that of the $1.00 per share private offering.

In addition, the Company is currently negotiating with an institutional investor for the purchase of up to $2,000,000 of the Company's "restricted" (as that term is defined by Rule 144 of the Securities Act of 1933) Common Stock at a price equal to 84% of the market price of the stock on the day of purchase, pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933 (the "Institutional Offering"). In conjunction with the investment, the Company has agreed to register these shares under the Securities Act of 1933 within 120 days of the sale. However, there can be no assurances that the Company will be able to complete such sale.

As of June 30, 1999, the Company had borrowed $25,000 from its President and CEO. Subsequent to June 30, 1999, the Company had borrowed an additional amount of $48,500. These borrowings ("Borrowings") were for working capital purposes. The Company does not expect to borrow any additional funds beyond the total amount currently borrowed from the President and CEO. Under the terms of the Borrowings, the Company is required to repay the principal balance of $73,500 within one year plus interest at 10%. The Borrowings are not secured.

On July 6, 1999, the Company entered into a short term note (the "Note") with an unrelated individual for the amount of $50,000 for use as working capital. Under the terms of the note, the Company will be required to repay the principal balance of $50,000 within 30 days plus interest at 10%. The Note is secured by the Company's receivable. The Company is in the process of renegotiating the repayment of the Note.

The funds from the Private Offering and the Institutional Offering will be used principally to complete the purchase of the Company's VoIP network (Please refer to the General Overview, Long-Term
Financing, and Capital Expenditure   VoIP Network section of this
document for further information) and fund its on-going operations. No assurances can be given, however, that the Company will be able to complete either the Private Offering or the Institutional Offering. The failure to complete either offering may have a material adverse effect on the Company's operations.

LONG-TERM FINANCING - On April 30, 1999, the Company entered into a financing agreement (the "Financing Agreement") with Ascend Communications, Inc. ("Ascend") for $26 million in equipment financing, specifically for the purchase of the Company' s VoIP network. Upon delivery of the equipment, which has yet to occur, the terms of the financing will include thirty-three (33) monthly payments of $942,760 and a five-year warrant for Ascend to purchase 315,151 shares of the Company's "restricted" Common Stock at an exercise price of $8.25 per share. The warrants include provisions for anti-dilution protection, net exercise and registration rights. An additional amount of approximately $2.9 million, above and beyond the Financing Agreement, will be needed to complete the purchase of the VoIP network. The payment terms of this additional amount are still being negotiated.

In August 1999, the Company met with Williams to reevaluate the configuration of the VoIP network. This reevaluation may or may not result in a reduction of the value of the contract and may or may not result in a change in the scheduled launch date. The reevaluation is scheduled to be complete by the end of October 1999.

The Private Offering and the Institutional Offering are designed to complete the purchase of the Company's VoIP network, meet the Company's working capital and other cash requirements, and other equipment purchases in connection with the expansion of its business.

The Company believes that its anticipated funds from operations, funds from the prior sale of equity interests of GenTel's predecessor, GenX, and funds from the sale of its recent and ongoing Private Offering and Institutional Offering of the Company's common stock, may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the next 12 months. Therefore, the Company will be required to seek additional funds to finance its long term operations ("Additional Funds"). Should the Company fail to complete any of the Private Offering, Institutional Offering, or the Additional Funds, the Company will have insufficient funds for the Company's intended operations and capital expenditures for the next 12 months and will have a material adverse effect on the Company's long-term results of operations.

CAPITAL EXPENDITURES

VoIP Network

On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams will design, install and maintain the Company's previously discussed high speed, nationwide VoIP network. The total contract cost to the Company is approximately $100,000,000 over a five-year term. Under the terms of the agreement with Williams Communications (the "Williams Agreement"), the Company is obligated to pay Williams $28.9 million upon delivery of the network to the Company. The Company obtained equipment financing for $26.0 million of the total contract price from Ascend Communications, Inc. The Company is responsible for the remaining $2.9 million. Please refer to Long-Term Financing, above for further details regarding the Company's financing for the purchase of its VoIP Network. In addition, the Company is obligated to pay Williams a monthly maintenance fee of approximately $188,000 and an additional set-up fee of $270,000 beginning on the first month following delivery of the Network (which is currently scheduled for January 2000) increasing to approximately $404,000 per month through the twelfth (12th) month of the Williams Agreement. The monthly maintenance fee increases to approximately $639,000 per month beginning with the thirteenth (13th) month and thereafter until the end of the contract period (approximately through December 2004). The remainder of the Williams Agreement is for its carrier services in which the Company will pay approximately $520,000 per month over the term of the contract. In addition, the financing will include a five- year warrant to purchase 315,151 shares of the Company 's common stock at an exercise price of $8.25 per share. The warrant will include provisions for anti-dilution protections, net exercise and registration rights. The Williams Agreement can be terminated by the Company with six month's written notice to Williams.

In August 1999, the Company met with Williams to reevaluate the configuration of the VoIP network. This reevaluation may or may not result in a reduction of the value of the contract and may or may not result in a change in the scheduled launch date. The reevaluation is scheduled to be complete by the end of October 1999.

Other Capital Expenditures

The Company also expects to purchase approximately $200,000 of additional equipment in connection with the expansion of its business. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds. (See Long-Term Financing in this section).

GOING CONCERN

The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

YEAR 2000 DISCLOSURE

The Company has completed a review of its computer systems and non-information technology ("non-IT") systems to identify all systems that could be affected by the inability of many existing computer and microcontroller systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and the underlying carrier (MCI/WorldCom) of its long distance telephone service. The Company also relies on its own computer and non-IT systems (which consists of personal computers, internal telephone systems, internal network server, Internet server and associated software and operating systems). In conducting the Company's review of its internal systems, the Company performed operational tests of its systems which revealed no Y2K problems. As a result of its review, the Company has discovered no problems with its systems relating to the Y2K issue and believes that such systems are Y2K compliant. Additionally, the Company has obtained written assurances from all of its major suppliers of third-party computer systems and applications, including all suppliers referenced in the Major Supplier section of this document, indicating that they have completed a review of their respective computer systems and that such systems are Y2K compliant. Costs associated with the Company's review were not material to its results of operations.

While the Company believes that its procedures have been designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, there can be no assurances that the Company's efforts, or those of third parties with whom the Company interacts, have fully resolved all possible Year 2000 issues. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company.
 The most likely worst case Y2K scenario which management has identified to date is that, due to unanticipated Y2K compliance problems, the Company may be unable to bill its customers, in full or in part, for services used. Should this occur, it would result in a material loss of some or all gross revenue to the Company for an indeterminable amount of time, which could cause the Company to cease operations. Although the Company has received written assurances from its major suppliers that they are, or will be, Year 2000 compliant, should any such supplier fail to adequately address the Year 2000 problem, the Company's only recourse for any damages suffered as a result would be through litigation. The Company has not yet developed a contingency plan to address this worst case Y2K scenario, and does not intend to develop such a plan in the future.

EMPLOYMENT

As of September 30, 1999, the Company had 26 full time employees.

ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB" in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between Corbin & Wertz LLP and Management of the type required to be reported under this Item 8 since the date of their engagement.

                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

Name                  Age      Positions
----                  ---      ---------
Paul Sandhu            38      Chief Executive Officer, President,
                               and Chairman of the Board

Eric Clemons           28      Director, Chief Operating Officer,
                               Secretary and Treasurer

Gerald A. DeCiccio     42      Chief Financial Officer

Mark Fleming           40      Executive Vice President

Frank Naccarelli       44      Vice President of Sales

Clay T. Whitehead      57      Director


PAUL SANDHU is currently the Company's President and Chief Executive Officer. Mr. Sandhu has been with GenTel since its inception. Mr. Sandhu has over ten (10) years experience with start-up and emerging growth companies. Mr. Sandhu was Co-Founder, President and Co-Owner of Maximum Security ("Maximum"), a Security and surveillance company he started in 1992. While at Maximum, Mr. Sandhu actively managed a staff of over 200 employees. In 1997 Mr. Sandhu sold the business to his partner. Mr. Sandhu graduated from the University of Punjab in India with a degree in Engineering.

ERIC CLEMONS is currently the Company's Chief Operating Officer.
Mr. Clemons has been with GTC since its inception. Mr. Clemons has over eight (8) years experience with sales and marketing organizations. Mr. Clemons most recently was Vice President of Marketing for Intelligent Electronic Communications managing a staff of 50 employees. Mr. Clemons has attended The Wharton School of Business executive management programs.

GERALD DECICCIO joined the Company in January 1999 as Chief
Financial Officer. Mr. DeCiccio has over eighteen years experience in the financial and accounting field. Prior to joining GTC, Mr. DeCiccio was the Vice President of Finance and Administration for National Telephone & Communications, Inc., ("NT&C") a $150 million inter-exchange carrier and provider of communications products and services. While at NT&C, Mr. DeCiccio managed NT&C's finance, accounting, human resources and legal departments. Between 1995 and 1997, Mr. DeCiccio was the Corporate Controller for Newport Corporation, a $140 million multi-national manufacturer / distributor of laser and optics products. Prior to that, Mr. DeCiccio was the Director of Audit and Quality Systems for Sunrise Medical, Inc., a $750 million multi-national manufacturer / distributor of health care products. From 1980 to 1984, Mr.
DeCiccio was a Supervising Senior Accountant for Ernst and Young.
Mr. DeCiccio received his Bachelor of Science in Accounting from Loma Linda University, and his Masters of Science in Finance and Systems Technology from the University of Southern California. Mr. DeCiccio is a Certified Public Accountant in the State of California.

MARK FLEMING joined the Company in October 1998 as Executive Vice President. Mr. Fleming has sixteen years of business strategy, planning, and analysis experience within the competitive consumer products / services industries. For the past seven years, Mr. Fleming worked in the telecommunications industry, holding several finance and marketing management positions at MCI. Some of the key business / operational issues that Mr. Fleming managed while at MCI included pricing strategy, market positioning, new product development, sales channel and customer service performance reviews, capital investment decisions and overall business planning / analysis for Residential Markets and Local Services divisions. Mr. Fleming received his Bachelor of Arts degree in Business Administration from Principia College in 1980, and attained his Masters in Business Administration, with honors from the University of Southern California in 1986.

FRANK NACCARELLI joined GTC in March 1999 as its Vice President of Sales. In this role, he will be responsible for leading the Company's national sales efforts with large corporate accounts as well as the Company's Commercial Sales Agent Programs. Prior to joining the Company, Mr. Naccarelli worked with MCI/WorldCom. During his 20 year term with MCI/WorldCom, Mr. Naccarelli's duties involved responsibility for P & L management, and regional and national sales. Mr. Naccarelli received his Associates of Arts degree in Business Administration from the University of Pittsburgh in 1978.

CLAY T. WHITEHEAD is currently President of Clay Whitehead Associates, a strategic consulting and business development company which concentrates on the telecommunications and media industries. Clay Whitehead Associates primarily works with large companies to develop business projects in the areas of telecommunications and television. Mr. Whitehead has participated in the formation, strategy development, regulatory posture, and financing of a number of telecommunications businesses in the United States and internationally. Mr. Whitehead has also served as a special assistant to President Nixon, with policy responsibility for NASA, the Atomic Energy Commission, and the National Science Foundation. >From 1971 to 1974, he was director of the U.S. Office of Telecommunications Policy. From 1979 to 1983, Mr. Whitehead founded and was president of Hughes Communications, Inc., a subsidiary of Hughes Aircraft Company. Mr. Whitehead also currently serves on the board of directors for Prudential Funds.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that Eric Clemons, the Company's Chief Operating Officer failed to timely file a required Form 4 reporting certain transfers on August 11, 1999 of Common Stock owned by Mr. Clemons. A Form 4 reporting these transfers was subsequently filed by Mr. Clemons. Additionally, the Company is informed that Clay T. Whitehead, a director of the Company failed to timely file a Form 3 Initial Statement of Beneficial Ownership. The Company has been informed that Mr. Whitehead filed the required filing on October 1, 1999. To the best of the Company's knowledge, during the years ended June 30, 1999 and 1998, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders, except for those mentioned above, were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

On December 1, 1998, the Company entered into an Employment Agreement with Paul Sandhu, the Company's President and CEO, whereby the Company will pay Mr. Sandhu an annual salary of $84,000. Pursuant to the Agreement, Mr. Sandhu's salary shall increase to $168,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. In addition to his annual salary, the Agreement confirmed the prior issuance of options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.2375 previously granted to Mr. Sandhu pursuant to an employment agreement between Mr. Sandhu and GenTel dated January 5, 1998. These options vested upon execution of the Agreement. The Agreement may be canceled at any time by either the Company or Mr. Sandhu. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Sandhu 25% of his annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Eric Clemons, the Company's Chief Operating Officer ("COO"), whereby the Company will pay Mr. Clemons an annual salary of $76,000. Pursuant to the Agreement, Mr. Clemons' salary shall increase to $152,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. In addition to his annual salary, the Agreement confirmed the prior issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.2375 previously granted to Mr. Clemons pursuant to an employment agreement between Mr. Clemons and GenTel dated January 5, 1998. These options vested upon execution of the Agreement. The Agreement may be canceled at any time by either the Company or Mr. Clemons. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Clemons 25% of his annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Gerald DeCiccio, the Company's Chief Financial Officer, whereby the Company will pay Mr. DeCiccio an annual salary of $105,000. Pursuant to the Agreement, Mr. DeCiccio's salary shall increase to $144,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. In addition to his annual salary, the Agreement grants Mr. DeCiccio options to purchase 150,000 shares of the Company's Common Stock. Twenty-five thousand (25,000) of the options are set to vest six (6) months from the execution of the Agreement at an exercise price of $.01, expiring three years from the date of vesting if not exercised. The remaining 125,000 options are scheduled to vest in 1/3 increments each following year provided that Mr. DeCiccio is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. DeCiccio. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. DeCiccio 25% of his annual salary as severance.

On October 14, 1998, the Company entered into an Employment Agreement with Mark Fleming, the Company's Executive Vice-President, whereby the Company will pay Mr. Fleming an annual salary of $70,000. Pursuant to the Agreement, Mr. Fleming's salary shall increase to $107,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. In addition to his annual salary, the Agreement grants Mr. Fleming options to purchase 100,000 shares of the Company's Common Stock. Ten thousand (10,000) of the options are set to vest six (6) months from the execution of the Agreement at an exercise price of $.01, expiring three years from the date of vesting if not exercised. The remaining 90,000 options are scheduled to vest in 1/3 increments each following year provided that Mr. Fleming is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. Fleming. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Fleming 25% of his annual salary as severance.

On March 3, 1999, the Company entered into an Employment Agreement with Frank Naccarelli, the Company's Vice-President of Sales, whereby the Company will pay Mr. Naccarelli an annual salary of $85,000. In addition to his annual salary, the Agreement grants Mr. Naccarelli options to purchase 45,000 shares of the Company's Common Stock at $5.50 per share. Fifteen Thousand (15,000) options are scheduled to vest in 1/3 increments each following year provided that Mr. Naccarelli is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. Naccarelli. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Naccarelli 25% of his annual salary as severance.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended June 30, 1999, the period ended June 30, 1998, and the fiscal year ended December 31, 1997. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                         SUMMARY COMPENSATION TABLE

                             Annual Compensation                        Long Term Compensation
                                                                 Awards                       Payouts

                                                             Restricted    Securities
Name                                        Other Annual     Stock         Underlying      LTIP     All Other
and Principal            Salary      Bonus  Compensation     Awards        Options      Payouts  Compensation
Position        Year      ($)         ($)        ($)           ($)         SARs(#)        ($)        ($)
------------    ----     ------      -----  ------------    ---------      ---------    --------  -----------
Paul Sandhu     1999      85,500      -0-        -0-           -0-            -0-         -0-        -0-
(President,    (6/30)
  CEO)

                1998      40,000      -0-        -0-          76,000        200,000       -0-        -0-
              (6/30)

                1997       n/a        -0-        -0-           -0-            -0-         -0-        -0-

Eric Clemons    1999      90,836      -0-        -0-           -0-            -0-         -0-        -0-
(COO)         (6/30)

                1998      40,500      -0-        -0-           19,000       100,000       -0-        -0-
              (6/30)

                1997       n/a        -0-        -0-           -0-            -0-         -0-        -0-

COMPENSATION OF DIRECTORS

For the fiscal years ended 1996, 1997 and 1998, and the six months ended December 31, 1998, Directors of the Company received no compensation. Beginning with the third quarter of fiscal year 1999, Directors will receive $1,500 and 2,500 shares of the Company's
"restricted" Common Stock per quarter.

1999 STOCK OPTION PLAN

On September 20, 1999, the Company's Board of Directors approved the GTC Telecom Corp. Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. Under the terms of the Option Plan, the Board of Directors has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the Plan to the extent they don't conflict with the terms of the Plan. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year. The exercise price for all statutory options granted under the Plan shall be 100% of the fair market value of the Company's common stock on the date of grant, unless the recipient is the holder of more than 10% of the already outstanding securities of the Company, in which case the exercise price shall be 110% of the fair market value of the Company's common stock on the date of grant. The exercise price for all non-statutory options granted under the Plan shall be between 25% to 100% of the fair market value on the date of grant. All options shall vest equally over a period of five years from the date of issuance. Currently, the Board of Directors has not issued any options under the terms of the Plan.

Approval and ratification of the Option Plan will require the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock present or represented and voting at the Company's 1999 annual shareholder's meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of September 30, 1999, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title                                                      Common Stock    Percent of
of Class          Name and Address of Beneficial Owner     Outstanding     Outstanding
============      ===================================      ===========     ===========
Common Stock        Paul Sandhu(1)                          4,333,608         27.02%
                    3151 Airway Avenue, Suite P-3
                    Costa Mesa, CA 92626.

Common Stock        Eric Clemons(2)                         1,444,152          9.00%
                    3151 Airway Avenue, Suite P-3
                    Costa Mesa, CA 92626.

Common Stock        Mark Fleming(3)                         40,000             0.25%
                    3151 Airway Avenue, Suite P-3
                    Costa Mesa, CA 92626.

Common Stock        Gerald A. DeCiccio(4)                   66,667             0.42%
                    3151 Airway Avenue, Suite P-3
                    Costa Mesa, CA 92626.

Common Stock        Frank Naccarelli(5)                        0               0.00%
                    3151 Airway Avenue, Suite P-3
                    Costa Mesa, CA 92626.

Common Stock        Clay T. Whitehead                       526,316            3.28%
                    3151 Airway Avenue, Suite P-3
                    Costa Mesa, CA 92626.

Common Stock        Reet Trust(6)                         2,000,000           12.47%
                    21520 Yorba Linda
                    Suite 6227
                    Yorba Linda, CA 92887

Common Stock        Michelson Group                       1,054,483            6.57%
                    5000 Birch Street
                    Suite 9600
                    Newport Beach, CA 92660

All Directors and                                         6,410,743           39.97%
Officers as a
Group (6 Persons
in total)

(1) Includes an aggregate of 200,000 options to acquire shares of Company common stock in accordance with Mr. Sandhu's employment agreement.
(2) Includes an aggregate of 100,000 options to acquire shares of Company common stock in accordance with Mr. Clemons' employment agreement.
(3) Includes vested options to purchase up to 40,000 shares of Company common stock. Does not include options to acquire 60,000 shares of Company's common stock which vest in 1/2 increments each year beginning October 14, 2000 in accordance with Mr. Fleming's employment agreement.
(4) Includes vested options to purchase up to 66,667 shares of Company common stock. Does not include options to acquire 83,333 shares of Company's common stock which vest in 1/2 increments each year beginning December 1, 2000 in accordance with Mr. DeCiccio's employment agreement.
(5) Does not include an aggregate of 45,000 options to acquire shares of Company common stock which vest in 1/2 increments each year beginning March 15, 2000 in accordance with Mr. Naccarelli's employment agreement.
(6) The trustee of the Reet Trust is Teg Sandhu, father of Paul Sandhu. However, Paul Sandhu disclaims any beneficial ownership to the shares held by the Reet Trust.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 17, 1998, the Company entered into a Corporate Development Agreement with the Michelson Group. As part of the Agreement, Michelson has agreed to provide consultation and corporate development services on behalf of the Company. In return, the Company has agreed to compensate the Michelson Group in the amount of $6,500 per month in addition to warrants to purchase up to 9.9% of the outstanding shares of the Common Stock of the Company (as calculated following the completion of the July 21, 1998 private placement) at an exercise price of $0.01. Pursuant to the Agreement, the Michelson Group has agreed that the exercise of the warrants adhere to the following schedule: one fourth of the warrants can be exercised upon execution of the Agreement; an additional one fourth when the Company breaks escrow on its initial private placement of securities; an additional one fourth once the Company's market capitalization reaches $40,000,000; and the remaining one fourth upon the Company breaking escrow on a debt or equity financing of $3,000,000 or more. Pursuant to an amendment to the Agreement in November 3, 1998, the Company agreed to waive the requirements for the vesting of the fourth tranche of warrants provided under this Agreement. These warrants resulted in $603,920 being charged by the Company for consulting fees rendered in fiscal 1998 and 1999. As of June 30, 1999, all 1,417,008 of the vested warrants have been exercised.

On August 31, 1998, the Company (which at the time was designated Bobernco, Inc., a Nevada corporation) acquired all of the outstanding common stock of GenTel Communications, Inc., a Colorado corporation in a business combination described as a "reverse acquisition." As part of the reorganization, the Company issued 8,986,950 shares of its Common Stock to the shareholders of GenTel in exchange for all of the outstanding shares of Common Stock of GenTel. Such shares include the shares owned by officers and directors of the Company as set forth in the Section "Security Ownership of Certain Beneficial Owners and Management" hereunder.

Between 1989 and 1994, Mr. Clemons was a licensed NASD broker. As a broker, Mr. Clemons was subject to three claims related to such engagement and subsequently an administrative action by the NASD related to his work as a licensed broker. Mr. Clemons was found liable for an award of $4,000 on one of the actions and subsequently in April 1997, was fined $65,000 and barred from association with any NASD member with the ability for re-application following a period of two years.

On May 4, 1999, the Company issued 526,316 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to Clay T. Whitehead, a director of the Company, pursuant to an option agreement entered into between the Company and Mr. Whitehead in April, 1999. Pursuant to the Option Agreement, Mr. Whitehead had the option to purchase up to 526,316 shares of the Company's Common Stock at an exercise price of $0.475 per share. In May 1999, Mr. Whitehead exercised all 526,316 options. As a result of the option agreement, a total of approximately $352,632 of compensation expense was recorded at the date of grant in April 1999. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

As of June 30, 1999, the Company had borrowed $25,000 from its President and CEO. Subsequent to June 30, 1999, the Company had borrowed an additional amount of $48,500. These borrowings ("Borrowings") were for working capital purposes. The Company does not expect to borrow any additional funds beyond the total amount currently borrowed from the President and CEO. Under the terms of the Borrowings, the Company is required to repay the principal of $73,500 within one year plus interest at 10%. The Borrowings are not secured.

In August 1999, Paul Sandhu, the Company's President & CEO, and Eric Clemons, the Company's Chief Operating Officer, agreed to a lock-up of their shares. As part of the agreement, Mr. Sandhu and Mr. Clemons have agreed to register a maximum of 25,000 shares for resale, each between now and the year 2000.

On October 6, 1999, the Company registered on Form S-8 filed with the Securities and Exchange Commission, 67,675 shares of Common Stock held by consultants valued at approximately $270,700; 411,000 options held by employees valued at approximately $1,184,000; and 750,000 options pursuant to its 1999 Stock Option Plan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO FINANCIAL STATEMENTS
                                                           Page
                                                           -----
Report of Independent Auditors . . . . . . . . . . . . .    F-1

Balance sheets at June 30, 1999 and 1998 . . . . . . . .    F-2

Statements of operations for the years
ended June 30, 1999 and 1998  . . . . . . . . . . . . . .   F-3

Statements of stockholders' deficit for the
years ended June 30, 1999 and 1998  . . . . . . . . . . .   F-4

Statements of cash flows for the
years ended June 30, 1999 and 1998  . . . . . . . . . . .   F-6

Notes to financial statements . . . . . . . . . . . . . .   F-8

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT NO.     DESCRIPTION

*(2)            Agreement and Plan of Reorganization dated
                August 1998 between Bobernco, Inc. and
                GenTel Communications, Inc.

*(3.1)          Articles of Incorporation

*(3.2)          Certificate of Amendment of Articles of
                Incorporation, filed with the Nevada
                Secretary of State on March 30, 1998

*(3.3)          Certificate of Amendment of Articles of
                Incorporation filed with the Nevada Secretary of State on September 3, 1998

*(3.4)          Bylaws of Bobernco, Inc. (The "Corporation")

3.5             Revised Bylaws of GTC Telecom Corp.
                adopted on September 20, 1999

*(4.1)          GTC Telecom Corp. 1999 Omnibus Stock
                Incentive Plan

*(10.1)         Michelson Group Corporate Development
                Agreement, dated June 17, 1998, including amendment

*(10.2)         One Plus Billing and Information
                Management, Service Agreement, dated
                September 8, 1998, including addendum

*(10.3)         MCI/WorldCom Telecommunication Resale Contracts

                *(10.3.1)       Program Enrollment

                *(10.3.2)       Rate and Discount Schedule

                *(10.3.3)       Service Schedule

                *(10.3.4)       Telecommunications Service
                                Agreement

*(10.4)         Investment Banking Agreement, dated November 19, 1998

*(10.5)         Employment Agreement by and between GTC
                Telecom, Inc., a Nevada corporation and Mark
                Fleming, dated October 14, 1998

*(10.6)         Employment Agreement by and between GTC Telecom,
                Inc., a Nevada corporation and Eric Clemons, dated December 1, 1998

*(10.7)         Employment Agreement by and between GTC Telecom,
                Inc., a Nevada corporation and Jerry DeCiccio, dated December 1, 1998

*(10.8)         Employment Agreement by and between GTC Telecom,
                Inc., a Nevada corporation and Paul Sandhu, dated
                December 1, 1998

*(10.9)         Employment Agreement by and between GTC
                Telecom, Inc., a Nevada corporation and
                Frank Naccarelli, dated March 3, 1999

*(10.10) Lease dated February 5, 1999 between Southern California Sunbelt Developers, Inc., and GTC Telecom, a Nevada corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suite K-104 The John Wayne Executive Guild Center, 3151 Airway Avenue, Costa Mesa, California 92626

*(10.11) Global Pacific Internet Reseller Agreement between Global Pacific Internet and GTC Telecom, dated
                January 25, 1999

*(10.12) Telecommunications Service Agreement by and between International Telephone and Electronics, LLC and GTC Telecom

*(10.13) Sales Representative Agreement between GTC Telecom, Inc. and OhGolly.com, Inc., dated March 9, 1999

*(10.14) Purchase and Services Agreement between GTC Telecom, Inc. and Service One Communications, Inc., dated
                March 9, 1999

*(10.15) Branded Services Agreement between Epoch Networks, Inc. dba Epoch Internet and GTC Telecom, Inc., dated February, 1999

*(10.16) Lease dated May 22, 1998 between Southern California Sunbelt Developers, Inc., and GenTel Communications, Inc., a Colorado Corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suite P-3 The John Wayne Executive Guild Center, 3151 Airway Avenue, Costa Mesa, CA 92626

*(10.17) Agreement for Purchase and Sale of Equipment dated April 28, 1999 between GTC Telecom and Williams
                Communications, Inc.

*(10.18)        Ascend Financing Agreement

*(10.19)        Terms and Conditions Agreement between Level 3
                Communications and GTC Telecom

*(10.20)        Promissory Note between Jennifer Wong and GTC
                Telecom Corp. dated July 6, 1999.

10.21 Promissory Note between Paul Sandhu and GTC Telecom Corp. dated July 22, 1999.

10.22 Addendum to Lease dated May 21, 1998 by and between GTC Telecom and SunBelt Developers, Inc.

21.1            Subsidiaries of the Registrant

23.1            Consent of Independent Auditors

27.1            Financial data schedule

------------------------------
* Previously filed

REPORTS ON FORM 8-K

None.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 13, 1999

                          GTC TELECOM CORP.
                             (Registrant)

By:  /s/ PAUL SANDHU
     ---------------
     PAUL SANDHU
     President and
     Chief Executive Officer
     and Director

By:  /s/ ERIC CLEMONS
     ---------------
     ERIC CLEMONS
     Chief Operating Officer
     and Director

By:  /s/ GERALD DECICCIO
     ----------------
     GERALD DECICCIO
     Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                         Capacity   Date

/s/ CLAY WHITEHEAD                    Director   October 13, 1999
------------------
CLAY WHITEHEAD

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
GTC Telecom Corp.

We have audited the balance sheets of GTC Telecom Corp. as of June
30, 1999 and 1998 and the related statements of operations, stockholders' deficit and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTC
Telecom Corp. at June 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                            /s/  CORBIN & WERTZ


Irvine, California
October 11, 1999

                       GTC TELECOM CORP.
                        BALANCE SHEETS
                                                               June 30,
                                                               --------
ASSETS                                                   1999          1998
Current assets:                                         ------        ------
 Cash                                               $      500   $    3,892
 Accounts receivable                                    16,889             -
 Deposits                                               35,500             -
 Stock subscription receivable                              --       142,500
 Prepaid expenses                                       23,319             -
                                                        ______        ______
   Total current assets                                 76,208       146,392

Property and equipment, net of accumulated
 depreciation of $32,186 and $1,701 at
 June 30, 1999 and 1998, respectively                  365,126        15,693

Deposits                                               150,000             -

Other assets                                            68,735             -
                                                       _______       _______
   Total assets                                      $ 660,069   $   162,085
                                                       =======       =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses             $ 688,178   $    28,075
   Accrued payroll and related taxes                   167,508        70,000
 Current portion of obligation under capital lease      61,198             -
 Note payable to stockholder                            25,000             -
 Deferred income                                        12,482             -
                                                       _______        ______
 Total current liabilities                             954,366        98,075

Long-term liabilities:
 Obligation under capital lease,
 net of current portion                                132,697             -
Convertible note payable to stockholder                      -        80,000
                                                       -------       -------
 Total liabilities                                   1,087,063       178,075
                                                     ---------       -------
Commitments

Stockholders' deficit:
 Common stock, $0.001 par value; 50,000,000
   shares authorized; 15,286,824 shares issued
   and outstanding at June 30, 1999 and 8,986,950
   shares at June 30, 1998 (including 313,000
   shares subscribed)                                   15,287         8,987
 Additional paid-in-capital                          3,452,282       507,910
 Accumulated deficit                                (3,894,563)     (532,887)
                                                    ___________     _________
   Total stockholders' deficit                        (426,994)      (15,990)
                                                    -----------     ---------
   Total liabilities and stockholders' deficit       $ 660,069     $ 162,085
                                                    ===========     =========

                         See independent auditors' report and
                     accompanying notes to financial statements

                                GTC TELECOM CORP.
                            STATEMENTS OF OPERATIONS

                                                        Years Ended June 30,
                                                        1999           1998
                                                        ----           -----
Net revenues                                      $    289,012      $ 497,312

Cost of sales                                          163,740        447,312
                                                       -------        -------
 Gross profit                                          125,272         50,000

Selling, general and administrative expenses         3,489,685        582,087
                                                     ---------       --------
Operating loss                                      (3,364,413)      (532,087)

Interest income, net of interest expense of $1,965       3,537              -
                                                      --------       --------
Loss before provision for income taxes            $ (3,360,876)      (532,087)

Provision for income taxes                                 800            800
                                                    ----------       --------
Net loss                                          $ (3,361,676)     $(532,887)
                                                    ==========       ========
Basic and diluted net loss per common share       $      (0.27)     $   (0.06)

Basic and diluted weighted average
   common shares outstanding                        12,647,347      8,511,610














                         See independent auditors' report and
                     accompanying notes to financial statements






                               GTC TELECOM CORP.
                    STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                              Additional                        Total
                                 Members' Interest       Common Stock          Paid-in        Accumulated   Stockholder's
                                 Shares    Amount       Shares    Amount       Capital          Decifit        Deficit
__________________________________________________________________________________________________________________________
Balance at July 1, 1997           736.5    $   750           -   $     -      $      -          $      -      $    750

Members' cash
 contributions to
 February 3, 1998, net of
 offering costs of
 $49,025                           63.5    268,475           -         -             -                 -       268,475
Conversion of GenX,
 LLC to GenTel
 Communications
 (conversion rate of
 10,983.69 to 1) on
 February 3, 1998                (800.0)  (269,225)   8,786,950    8,787        260,438                -             -
Estimated fair market
 value of options granted
 to employees for
 compensation                         -          -            -        -         71,250                -        71,250
Estimated fair market
 value of warrants
 granted for services
 rendered                             -          -            -        -         81,422                -        81,422
Fair market value of
 stock issued to CEO
 and Vice President for
 compensation                         -          -      200,000      200         94,800                -        95,000

Net loss                              -          -            -        -              -         (532,887)     (532,887)
_______________________________________________________________________________________________________________________
Balance at June 30, 1998              -          -    8,986,950    8,987        507,910         (532,887)      (15,990)










                         See independent auditors' report and
                     accompanying notes to financial statements

                               GTC TELECOM CORP.
                    STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (CONTINUED)

                                                                              Additional                        Total
                                 Members' Interest       Common Stock          Paid-in        Accumulated   Stockholder's
                                 Shares    Amount       Shares    Amount       Capital          Decifit        Deficit
_______________________________________________________________________________________________________________________
Acquisition of Bobernco                -          -   1,800,000     1,800         1,200                -         3,000
Estimated fair market
 value of options and
 warrants granted to a
 director and
 consultants for
 services rendered                     -          -           -         -       948,630                -       948,630
Estimated fair market
 value of options granted
 to employees for
 compensation                          -          -           -         -       34,650                 -        34,650
Estimated fair market
 value of restricted stock
 issued for services
 rendered                              -          -     162,000        162     161,838                 -       162,000
Estimated fair market
 value of stock issued
 for services rendered                 -          -      16,050         16      76,584                 -        76,600
 Estimated fair market
 value of restricted
 stock issued to
 employees for
 compensation                          -          -      11,000         11       5,214                 -         5,225
Issuance of common
 stock pursuant to
 private placements
 net of offering costs of
 $333,603 (including
 23,500 shares for
 placement agents)                     -          -   1,681,500      1,682   1,322,715                 -     1,324,397
Issuance of restricted
 common stock for
 conversion of note
 payable                               -          -      40,000         40      79,960                 -        80,000
Issuance of restricted
 stock for stock options
 exercised                             -          -   2,589,324      2,589     313,581                 -       316,170
Net loss                               -          -           -          -           -        (3,361,676)   (3,361,676)
_______________________________________________________________________________________________________________________
Balance at June 30, 1999               -          -  15,286,824    $15,287  $3,452,282       $(3,894,563)    $(426,994)
                                 =======    =======  ==========     ======   =========        ===========     =========









              See independent auditors' report and
           accompanying notes to financial statements

                        GTC TELECOM CORP.
                     STATEMENT OF CASH FLOWS

                                                                     Years Ended June 30,
                                                                     1999           1998
                                                                     ----           -----
Cash flows from operating activities:
 Net loss                                                   $  (3,361,676)    $  (532,887)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Estimated fair market value of options and warrants
      granted to a director and consultants for services
      rendered                                                    948,630          81,422
     Estimated fair market value of stock issued for services     238,600               -
     Estimated fair market value of options granted to
      employees for compensation                                   34,650          71,250
     Estimated fair market value of stock issued to CEO
      and Vice President for compensation                               -          95,000
     Estimated fair market value of stock issued to
      employees for compensation                                    5,225               -
     Depreciation and amortization                                 35,250           1,701
     Changes in operating assets and liabilities:
      Accounts receivable                                         (16,889)              -
      Deposits                                                    (35,500)              -
      Prepaid expenses                                            (23,319)              -
      Accounts payable and accrued expenses                       680,628           7,550
      Accrued payroll and related taxes                            97,508          70,000
      Deferred income                                              12,482               -
                                                               ----------        --------
 Net cash used in operating activities                         (1,384,411)       (205,964)
                                                               ----------        --------
Cash flows from investing activities:
 Purchases of property and equipment                             (186,023)        (17,394)
 Purchase of other assets                                         (73,500)              -
 Deposits                                                        (150,000)              -
                                                               ----------        --------
 Net cash used in investing activities                           (409,523)        (17,394)
                                                               ----------        --------
Cash flows from financing activities:
 Proceeds from sale of common stock, net of
   offering costs of $333,603                                   1,324,397               -
 Collection of stock subscription receivable,
   net of offering costs of $20,525                               121,975               -
 Proceeds from exercise of stock options                          316,170               -
 Borrowings on note payable to stockholder                         25,000               -
 Proceeds from sale of GenX units, net of
   offering costs of $28,500                                            -         146,500
 Notes payable to stockholder                                           -          80,000
                                                               ----------        --------
 Net cash provided by financing activities                      1,787,542         226,500
                                                               ----------        --------
(Decrease) Increase in cash                                        (6,392)          3,142

Cash at beginning of year                                           3,892             750

Cash from acquisition                                               3,000               -
                                                               ----------        --------
Cash at end of year                                           $       500    $      3,892
                                                               ==========        ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                   $     1,965    $          -
   Income taxes                                                     1,600               -



              See independent auditors' report and
           accompanying notes to financial statements

                        GTC TELECOM CORP.
                     STATEMENT OF CASH FLOWS
                           (CONTINUED)



Supplemental disclosure on non-cash investing and financing activities:

During the year ended June 30, 1999, the Company incurred capital lease obligations in the amount of $193,895 for the acquisition of property and equipment.

During the year ended June 30, 1999, the Company issued 40,000 shares of restricted common stock pursuant to the conversion of a note payable in the amount of $80,000.

During the year ended June 30, 1998, the Company issued 313,010 shares of common stock in exchange for a $142,500 stock subscription receivable, net of offering costs of $20,525. All amounts were collected and paid subsequent to June 30, 1998.

See accompanying notes to financial statements for other non-cash items.

















              See independent auditors' report and
           accompanying notes to financial statements

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS - GTC Telecom Corp. (the "Company" or "GTC") is a provider of various Telecommunication services, including long distance telephone, and calling card services as well as various Internet related services including Internet Service Provider access and Web Page Hosting. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California.

On August 31, 1998, GTC Telecom Corp. (which at the time was designated Bobernco, Inc., a Nevada corporation ("Bobernco")) acquired all of the outstanding common stock of GenTel Communications, Inc., a Colorado corporation ("GenTel") in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition has been treated as the acquisition of Bobernco by GenTel.

GenTel Communications, was formerly known as GenX, LLC ("GenX"). GenX, a Delaware limited liability company, was formed on May 29, 1997. GenTel was formed on December 9, 1997 and was inactive until its reorganization with GenX. Effective February 3, 1998, pursuant a plan of reorganization, the members of GenX converted their members' interest into 8,786,950 shares of the Common Stock of GenTel. Subsequently, GenX was dissolved. At the time of its acquisition by Bobernco, GenTel operated as a provider of long distance telephone services.

Immediately prior to the acquisition, Bobernco had 1,800,000 shares of Common Stock outstanding. As part of Bobernco's reorganization with GenTel, Bobernco issued 8,986,950 shares of its Common Stock to the shareholders of GenTel in exchange for 8,986,950 shares of GenTel Common Stock. Immediately following the acquisition, Bobernco changed its name to GTC. Bobernco had no significant operations prior to the merger.

TERMINATION OF DEVELOPMENT STAGE - As noted above, the Company was incorporated in 1997 and had been principally engaged in raising capital, obtaining financing, advertising and promoting the Company,
and administrative functions.   Planned operations, as discussed
above, have commenced in relation to the Company's business plan. Accordingly, the Company is no longer to be considered a development stage enterprise.

GOING CONCERN - The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital, reduced cash levels, losses from operations through June 30, 1999 and a lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2000. Therefore, the Company will be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there is no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts and income tax valuation allowance.

FAIR VALUES OF FINANCIAL INSTRUMENTS - Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of note payable to stockholder is not determinable as these borrowings are with a related party.

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. Reserves for uncollectible amounts are provided, which management believes are sufficient.

RISKS AND UNCERTAINTIES - The Company has limited operating history and is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

LONG-LIVED ASSETS - The Company has adopted issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Based on this analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at June 30, 1999.

YEAR 2000 - The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

DEPENDENT ON KEY CUSTOMERS - The Company is not dependent on any single customer for a significant portion of its annual sales. The Company's customer base changes on a continuous basis as new customers are added or removed.

MAJOR SUPPLIERS - The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of the three-year contract entered into with MCI/WorldCom on August 10, 1998, the Company is obligated to a minimum monthly commitment of $10,000 which commenced March 1999. The contract expires on September 30, 2001. Pursuant to the terms of the contract with MCI/WorldCom, the Company must pay liquidated damages in an amount equal to the aggregate minimum requirement for the remaining term of the contract if the Company terminates the contract prior to the expiration date. Although the Company believes that its relationship with MCI/WorldCom are strong and should remain so with continued contract compliance, the termination of the Company's contract with MCI/WorldCom, the loss of telecommunications services provided by MCI/WorldCom, or a reduction in the quality of service the Company receives from MCI/WorldCom could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by MCI/WorldCom.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of 3 to 5 years. During the year ended
June 30, 1999 and 1998, total depreciation expense was $30,485 and $1,701, respectively.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based
Compensation."   This standard, if fully adopted, changes the method
of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

REVENUE AND RELATED COST RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

        TELECOMMUNICATIONS RELATED SERVICES

        The Company's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received, and recognized as revenue as the telephone service is utilized.

        Telecommunication services cost of sales include the cost of long distance service provided by MCI/WorldCom and other carriers, commissions for customer acquisition and third party verification costs.

        INTERNET RELATED SERVICES

        Internet service revenues consist of monthly fees charged to subscribers for Internet access and are recognized in the period service access is provided.

        Internet service cost of sales include the cost of providing internet access.

EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the period assuming the Company was a C corporation since inception. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation.

COMPREHENSIVE INCOME - The Company had adopted Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company had adopted Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The adoption of SFAS 131 has not materially impacted the Company's financial position or results of operations as the Company currently operates in one segment.

ADVERTISING COSTS   Advertising costs are expensed as incurred.
Advertising expense was $271,915 in fiscal year 1999 and none in fiscal year 1998 and 1997.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this standard to have a material effect on its results of operations, financial position or cash flows.

NOTE 2   ACQUISITION

Pursuant to an Agreement and Plan of Reorganization dated August 31, 1998, the Company completed a acquisition with and into Bobernco, Inc. (the "Acquisition"). Under the terms of the tax-free reorganization and acquisition, all of the Company's common stock was converted to 8,986,950 shares of Bobernco common stock and, as a result, the separate corporate existence of the Company ceased and Bobernco continued as the surviving corporation. Thus, all additional subsequent events are disclosed in Bobernco's separate audited financial statements. The directors and officers of the Company immediately prior to the acquisition became the directors and officers of Bobernco, which subsequently changed its corporate name to GTC Telecom Corp. ("GTC"). However, if the acquisition had occurred at the beginning of the year, the pro forma financial statements as of June 30, 1998 would be as follows:

     Net sales                             $ 497,312
     Cost of sales                         $ 447,312
     Net loss                              $(534,161)
     Basic and dilutive loss per share     $   (0.05)
     Basic and dilutive weighted average
     common shares outstanding            10,311,610

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________



NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

                                                           June 30,
                                                      1999        1998
                                                      ----        ----
Computer equipment                                $329,560     $17,394
Furniture and office equipment                      23,795           -
Telephone equipment                                 43,957           -
                                                    ------      ------
                                                   397,312      17,394

Less accumulated depreciation                      (32,186)     (1,701)
                                                    ------       -----
                                                  $365,126     $15,693
                                                   =======      ======
NOTE 4 - OTHER ASSETS

Other assets consist of PUC carrier certifications the Company must obtain in order to provide interstate and intrastate telephone service. Other assets are recorded at cost and are being amortized using the straight-line method over the useful life of 3 years. Amortization expense for the years ended June 30, 1999 and 1998 is $4,765 and none, respectively.

NOTE 5 - OBLIGATION UNDER CAPITAL LEASE

The Company is a lessee of certain property and equipment under a capital lease that expires in April 2002. Terms of the lease call for monthly payments of $6,738. The asset and liability under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The asset is depreciated over its estimated useful life.

Future minimum annual commitments under lease arrangements are as follows:

             Years Ending                          Capital
             June 30,                              Leases
              ______                               _______

                2000                            $   80,851
                2001                                80,851
                2002                                67,376
                                                   _______


Total minimum future lease payments                229,078

Less: Amounts representing interest                (35,183)
                                                   -------
Present value of net minimum lease payments        193,895

Less: Current portion of capital lease obligations (61,198)
                                                   -------
Long-term portion of capital lease obligations   $ 132,697
                                                   =======

The following is an analysis of the leased equipment under capital eases as of June 30, 1999, which is included in property and equipment (Note 3).

                Computer equipment               $ 205,416

                Less: Accumulated depreciation           -
                                                   -------
                                                 $ 205,416
                                                   =======

Interest paid was approximately $1,965 and none for fiscal years
1999 and 1998, respectively. Interest resulted primarily from interest paid on the Company's capitalized lease obligations.

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


NOTE 6   NOTE PAYABLE TO STOCKHOLDER

Notes payable to stockholder represents monies borrowed from a stockholder for working capital purposes. The note payable accrues interest at 10% and is due within one year. As of June 30, 1999 and 1998, the note payable to stockholder was $25,000 and none, respectively. Subsequent to June 30, 1999, the Company borrowed an additional amount of $48,500 (see Note 14).

NOTE 7   CONVERTIBLE NOTE PAYABLE TO STOCKHOLDER

Convertible note payable to stockholder represents monies borrowed from a stockholder for working capital purposes. The note payable accrues interest at 12.50% and is payable in two installments of $40,000 plus interest due on November 15, 1998 and May 15, 1999. The note is convertible into 40,000 shares of restricted common stock at $2.00 per share. During fiscal 1999, the stockholder exercised the conversion feature.

NOTE 8   STOCK BASED PLANS

>From time to time, the Company issues stock options pursuant to various agreements and other compensatory arrangements.

During fiscal 1998, pursuant to employment agreements with its CEO and Vice President, the Company issued options to purchase 300,000 shares of the Company's common stock at an exercise price of 50% of the fair market value at the date the option was granted (estimated by the Company to be $0.475 at January 5, 1998). The options vested 100% on the date of grant and are exercisable through December 1, 2001 (remaining contractual life at June 30, 1999 is 1 1/2 years).

During fiscal 1999, the Company entered into various employment agreements wherein the Company has agreed to supplement compensation to certain key employees in the form of stock options. Pursuant to the agreements, the Company issued options to purchase 390,000 shares of restricted common stock at exercise prices ranging from $.01 per share to $5.00 per share and vesting over a period ranging from six months to three years from date of grant. Subsequent to the agreements, 29,000 options were forfeited. A total of approximately $85,140 of compensation expense will be recorded over the vesting period of which, $34,650 was recognized during fiscal 1999.

During fiscal 1999, pursuant to various consulting and outside service provider agreements, the Company issued to directors and consultants options to purchase 1,276,316 shares of the Company's restricted common stock at an exercise price ranging from $0.01 to $1.00 per share (the Company estimated the fair market value per share to be $1.00 on the date of each grant). The options vest on the date of grant over a pre-determined vesting schedule and are exercisable through November 2004. Total expense of $426,132 was recognized at June 30, 1999. During the years ended June 30, 1999 and 1998, the Company issued 1,172,316 shares of restricted common stock pursuant to these option agreements for $302,000.

Following is a status of the stock options outstanding at June 30, 1999 and 1998 and the changes during the years then ended:

                                             1999                             1998

                                                            Wtd Avg                           Wtd Avg
                                           Options         Ex Price          Options         Ex Price
                                           -------         --------          -------         --------
Outstanding, beginning of year             300,000          $0.2375                -                -

       Granted                           1,666,316           0.9995          300,000          $0.2375

       Exercised                        (1,172,316)          0.2576                -                -

       Expired/Forfeited                   (29,000)          3.1052                -                -
                                            ------           ------                -                -
Outstanding, end of year                   765,000          $1.7577          300,000          $0.2375
                                           =======           ======          =======          =======
Exercisable at end of year                 439,000          $0.4000          300,000          $0.2375
                                           =======           ======          =======           ======

Wtd avg fair value of options granted                       $  1.00                           $  0.32
                                                             ======                            ======

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


493,500 of the options outstanding at June 30, 1999 have exercise prices between $0.01 and $1.00, with a weighted average exercise price of $0.36 and a weighted average remaining contractual life of
2.8 years. 439,000 of these options are exercisable at June 30, 1999. The remaining 271,500 options have exercise prices between $4.00 and $5.50, with a weighted average exercise price of $5.02 and a weighted average remaining contractual life of 4.3 years.

The fair value of each option granted during 1999 and 1998 to consultants and outside service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 127 percent and 135 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 6.5 percent and 5.2% percent, respectively, and (iv) expected life of 1 year.

Had compensation cost for the Company's 1999 and 1998 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the year ended June 30, 1999 and 1998 would approximate the pro forma amounts below:

                                                   1999                               1998

                                        As Reported       Pro Forma       As Reported        Pro Forma

Net loss                                $(3,361,676)    $(3,361,676)        $(532,887)       $(557,637)
 Basic and diluted loss per share       $     (0.27)    $     (0.27)        $   (0.06)       $   (0.07)

NOTE 9   WARRANTS

>From time to time, the Company issues warrants pursuant to various consulting agreements.

During fiscal 1998, pursuant to a contract agreement with an outside consultant, the Company issued warrants to purchase 1,135,966 shares of the Company's restricted common stock at an exercise price of $0.01 per share (the Company estimated the fair market value on the date of grant to be $0.23 per share). During fiscal 1999, the Company issued additional warrants to purchase 281,042 shares of the Company's restricted common stock at an exercise price of $0.01 per share (the Company estimated the fair market value on the date of grant to be $1.00 per share). The warrants vested based on a formula and as of June 30, 1999, all warrants were vested and exercised. Total consulting expense of $522,498 and $81,422 was recognized as of June 30, 1999 and 1998, respectively.

The following represents a summary of the warrants outstanding for the years ended June 30, 1999 and 1998:

                                                 1999                             1998

                                                        Wtd Avg                           Wtd Avg
                                       Warrants        Ex Price          Warrants         Ex Price
                                       ---------       --------          --------         --------
Outstanding, beginning of year         1,135,966          $0.01                 -                -

       Granted                           281,042           0.01         1,135,966            $0.01

       Exercised                      (1,417,008)          0.01                 -                -

       Expired/Forfeited                       -              -                 -                -
                                               -              -                 -                -

Outstanding, end of year                       -              -         1,135,966            $0.01
                                               =              =         =========             ====
Exercisable at end of year                     -              -           283,992            $0.01
                                               =              =           =======             ====

Wtd avg fair value of warrants granted                        -                                  -
                                                              =                              $0.32
                                                                                              ====

The fair value of each warrant granted during 1999 and 1998 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield,
(ii) average volatility of 127 percent and 135 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 6.5 percent and 5.52 percent, respectively, and (iv) expected life of 1 year.

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


NOTE 10   COMMON STOCK ISSUANCES

On August 31, 1998, the Company (which at the time was designated Bobernco, Inc., a Nevada corporation) acquired all of the outstanding common stock of GenTel Communications, Inc., a Colorado corporation in a business combination described as a "reverse acquisition." As part of the reorganization, the Company issued 8,986,950 shares of its Common Stock to the shareholders of GenTel in exchange for all of the outstanding shares of Common Stock of GenTel. Such shares include the shares owned by officers and directors of the Company.

During the fiscal year ended June 30, 1999, the Company issued
162,000 shares of restricted common stock, valued at $162,000
(estimated by the Company to be $1.00 per share) to outside consultants and directors for services rendered.

During the fiscal year ended June 30, 1999, the Company issued
16,050 shares of common stock, valued at $76,600 to outside consultants for services rendered.

During the fiscal year ended June 30, 1999, the Company issued
11,000 shares of restricted common stock, valued at $5,225
(estimated by the Company to be $0.475 per share) to employees in lieu of salary.

During the fiscal year ended June 30, 1999, the Company issued
1,558,500 (including 23,500 shares for offering costs) shares of restricted common stock pursuant to a private placement memorandum of $1,215,947, net of offering costs of $319,053.

On April 20, 1999, the Company issued a confidential private placement memorandum of 2,000,000 shares of the Company's restricted common stock at $3.00 per share. As of June 30, 1999, the Company had only sold and issued 41,000 shares pursuant to this offering, resulting in cash of $108,450, net of offering costs of $14,550.
On July 20, 1999, the Company replaced this offering with a confidential private placement offering of 2,000,000 shares of the Company's restricted common stock at a price of $1.00. As a result, the Company has agreed to issue an additional 81,000 shares to these participants which are included in the Statement of Stockholders' Deficit.

CANCELLATION OF CERTAIN SHARES OF STOCK HELD BY MANAGEMENT - On October 4, 1999, Paul Sandhu, the Company's President and CEO, and Eric Clemons, the Company's Chief Operating Officer, canceled
581,480 and 145,370, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are included in the Statement of Stockholders' Deficit.

NOTE 11   INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as of:


                                                  June 30,
                                                  -------
                                             1999         1998
                                             ----         ----

Deferred tax asset:
  Net operating loss carryforward $1,060,000 $146,000 Expense recognized for granting
   options and warrants                   483,000       62,000
  Other, net                                6,000        6,000
                                          _______      _______

     Total gross deferred tax asset     1,549,000      214,000

  Less valuation allowance             (1,549,000)    (214,000)
                                        ---------      -------
      Net deferred tax asset           $        -     $      -
                                        =========      =======

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


The valuation allowance increased by approximately $1,335,000 and $214,000 during the year ended June 30, 1999 and 1998, respectively. No current provision for income taxes for the periods ended June
30, 1999 and 1998 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 1999 and 1998 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following as of:

                                                  June 30,
                                                  -------
                                            1999          1998
                                            ----          ----

Computed tax benefit at federal
   statutory rate                    $(1,143,000)    $(181,000)
State income tax benefit, net
   of federal effect                   (191,200)     $ (34,000)
Increase in valuation allowance       1,335,000        214,000
Other, net                                    -          1,800
                                      _________      _________

                                     $      800      $     800
                                      =========      =========

As of June 30, 1999, the Company had net operating loss carryforwards of approximately $2,375,000 and $1,378,000 for federal and state income tax reporting purposes, which begin expiring in 2013 and 2003, respectively.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal
Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS - The Company leases its facilities for its corporate and operations offices under a non-cancelable lease expiring in May 2001.

Future minimum annual commitments under lease arrangements are as follows:

          Years Ending                           Operating
          June 30,                               Leases
          ________                               ________
          2000                                   $ 66,715
          2001                                     61,156
                                                   ------
                                                 $127,871
                                                  =======

Rent expense for the fiscal years ended June 30, 1999 and 1998 was $148,666 and $22,115, respectively.

EMPLOYMENT AGREEMENTS - On January 5, 1998, the Company entered into five-year employment agreements with its CEO and majority stockholder and its Vice President. Under the terms of the agreements, the CEO and the Vice President will receive an annual salary and options to purchase Company common stock (see Note 8).
In addition, the Company retains an option to extend each employee's employment and renew the agreement annually for up to ten additional years. During fiscal 1999, these agreements were modified to one-year at-will employment agreements.

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


In fiscal 1999, the Company entered into employment agreements with certain officers. Under the terms of the agreements, the officers will receive an annual salary and options to purchase Company common stock (see Note 8).

CONTRACTS AND AGREEMENTS - On June 17, 1998, the Company entered into an agreement with The Michelson Group, Inc. ("Michelson"), whereby Michelson will perform corporate development services such as, but not limited to, selecting key employees, attracting capital investors, providing advice on stock option plans and maintaining an ongoing stock market support system. Pursuant to the agreement, the Company will pay Michelson a monthly fee of $6,500. In addition, the Company agrees to issue Michelson warrants to purchase that number of shares of common stock of the Company which would, upon exercise, result in Michelson holding 9.9% of the outstanding shares of the Company (estimated to be a maximum of 1,417,008 shares) upon the completion of a proposed bridge financing at an exercise price of $0.01 per share. As of June 30, 1999, all warrants were vested and exercised (see note 9).

In connection with the Company's private placement, the Company entered into an Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on November 19, 1998. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with an initial fee of 50,000 shares of the Company's restricted Common Stock valued at $50,000 and charged as offering costs in additional paid in capital plus a 13% commission on gross proceeds received in connection with the February 12, 1999 private offering totaling $130,000. In addition, the Company agreed to issue TCC options to purchase 600,000 shares of the Company's Common Stock at an exercise price of $0.01 per share pursuant to a pre-determined performance schedule. During the year ended June 30, 1999, TCC met all requirements for the granting of 600,000 options resulting in an offering cost charge of $594,000. As of June 30, 1999, all 600,000 options have been exercised at $.01 per share.

On April 30, 1999, the Company entered into an agreement with Williams Communications ("Williams"), in which Williams will design, install and maintain the Company's high speed, nationwide voice-over-IP ("VoIP") technology network. The total contract cost to the Company is approximately $100,000,000 over a five-year term. On April 30, 1999, the Company entered into a financing agreement (the "Financing Agreement") with Ascend Communications, Inc. ("Ascend") for $26 million in equipment financing, specifically for the purchase of the Company' s VoIP network. Upon delivery of the equipment, which has yet to occur, the terms of the financing will include thirty-three (33) monthly payments of $942,760 and a five-year warrant for Ascend to purchase 315,151 shares of the Company's restricted Common Stock at an exercise price of $8.25 per share. The warrants include provisions for anti-dilution protection, net exercise and registration rights. An additional amount of approximately $2.9 million, above and beyond the Financing Agreement, will be needed to complete the purchase of the VoIP network. The payment terms of this additional amount are still being negotiated. Upon delivery, the Company will capitalize the related asset and record the liability pursuant to the agreement.
In addition, the Company is obligated to pay Williams a monthly maintenance fee of approximately $188,000 and an additional set-up fee of $270,000 beginning on the first month following delivery of the Network (which is currently scheduled for January 2000) increasing to approximately $404,000 per month through the twelfth
(12th) month of the Williams Agreement. The monthly maintenance fee increases to approximately $639,000 per month beginning with the thirteenth (13th) month and thereafter until the end of the contract period (approximately through December 2004). The remainder of the Williams Agreement is for its carrier services in which the Company will pay approximately $520,000 per month over the term of the contract.

In August 1999, the Company met with Williams to reevaluate the configuration of the VoIP network. This reevaluation may or may not result in a reduction of the value of the contract and may or may not result in a change to the scheduled launch date. The reevaluation is scheduled to be complete by the end of October 1999.

In conjunction with the development of its web portal site, the Company has entered into various vendor agreements which obligate the Company to a minimum aggregate monthly payment of approximately $53,000 increasing to a maximum aggregate monthly payment of approximately $83,000. The agreements expire on various dates through June 2001.

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


 In August 1998, the Company entered into a three-year carrier contract with MCI/WorldCom whereby MCI/WorldCom is to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of the contract, the Company is obligated to a minimum monthly commitment of $10,000 which commenced March 1999. The contract expires on September 30, 2001.

In September 1998, the Company entered into a agreement with a billing company who will provide processing services for customer billing and collections. In addition the billing company will provide financing opportunities through a third-party lender for amounts up to 70% of eligible accounts receivable, as defined.

In October 1998, the Company entered into a agreement to become a licensed user of a telecommunications management and accounting software program. The agreement, which expires in October 2003, unless terminated by the Company, has a five-year renewal feature and provides for the Company to pay $1,425 per month.

In February 1999, the Company entered into an agreement with an Internet Access Provider ("IAP") whereby the IAP will provide internet services for the Company. The Agreement provides for a minimum monthly commitment of $25,000 beginning September 1999. The Agreement shall continue for a period of three years and is automatically renewed for additional, successive one-year periods unless terminated by the Company. Pursuant to the terms of the contract with IAP, the Company must pay liquidated damages in an amount equal to the aggregate minimum commitment for the remaining term of the contract if the Company terminates the contract prior to the expiration date. In a continual effort to lower costs, the Company has terminated this contract and has entered into a one-year agreement with Level 3 Communications, LLC ("Level 3") to provide its Internet Service Provider Access. As a result of this decision, the Company is currently in the process of negotiating the termination of its agreement with its IAP. Consequently, management of the Company believes that the result of these negotiations will have no material impact upon its financial position or results of operations.

NOTE 13   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                 Periods Ended June 30,
                                                   1999        1998
                                                   ____        ____

 Numerator for basic and diluted
  earnings per share:
   Net loss charged to common stockholders $ (3,361,676) $  (532,887)

 Denominator for basic and diluted
  earnings per share:
   Weighted average shares                   12,647,347    8,511,610

     Basic and diluted earnings per share  $      (0.27) $     (0.06)

NOTE 14 - SUBSEQUENT EVENTS:

On July 6, 1999, the Company entered into a short term note (the "Note") with an individual for $50,000 for working capital purposes. Under the terms of the note, the Company will be required to repay the principal amount of $50,000 within 30 days with 10% interest. The Note is secured by the Company's receivable. The Company is in the process of renegotiating the terms of the Note.

In connection with the reoffering of the confidential private placement memorandum (see note 10), the Company has raised approximately $688,890, net of offering costs of $94,110.

In September 1999, the Company issued an aggregate of 67,675 shares of the Company's common stock valued at approximately $271,000 in exchange for consultation and legal services.

In September 1999, the Company issued 65,000 shares of the Company's restricted common stock, valued at $65,000 (estimated by the Company to be $1.00 per share) to third parties for services rendered.

                         GTC TELECOM CORP.
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999
                        __________________


On September 20, 1999, the Company's Board of Directors approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year. The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five year period.

Subsequent to year end, the Company borrowed $48,500 from its President and CEO for working capital purposes. Pursuant to the promissory note, the principal amount plus 10% interest is due within one year.