Form 10-Q
period 1999-09-30
GTC TELECOM CORP
filed 1999-11-15
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

        Commission file number 0-25703

                          GTC TELECOM CORP.
        (Exact Name of Registrant as Specified in its Charter)

               NEVADA                         88-0318246
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)


      3151 AIRWAY AVE., SUITE P-3, COSTA MESA, CALIFORNIA 92626
         (Address of Principal Executive Offices) (Zip Code)
  Registrant's Telephone Number, Including Area Code: (714) 549-7700

                                 N/A
(Former name, former address and former fiscal year, if changed since last report)

                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at November 5, 1999
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  16,279,999


Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                          GTC TELECOM CORP.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 1999 (Unaudited) and June
         30, 1999

         Statements of Operations (Unaudited) Three months ended
         September 30, 1999 and 1998

         Statements of Cash Flows (Unaudited) Three months ended
         September 30, 1999 and 1998

         Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                             GTC TELECOM CORP.
                              BALANCE SHEETS

                                        September 30,       June 30,
                                            1999              1999
                                        ___________       __________
                                        (Unaudited)
ASSETS

Current assets:
  Cash                                 $    18,907    $          500
  Accounts receivable                       70,969            16,889
  Deposits                                  35,500            35,500
  Prepaid expenses                          23,313            23,319
                                        __________        __________
    Total current assets                   148,689            76,208
                                        __________        __________
Property and equipment, net of
 accumulated depreciation of $66,140
 and $32,186 at September 30, 1999 and
 June 30, 1999, respectively               331,171           365,126

Deposits                                   330,110           150,000

Other assets                                62,611            68,735
                                        __________        __________
    Total assets                       $   872,581    $      660,069
                                        ==========        ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses    889,418          688,178
  Accrued payroll and related taxes        305,521          167,508
  Current portion of obligation under
   capital lease                            63,022           61,198
  Notes payable                            123,500           25,000
  Deferred income                           15,990           12,482
                                        __________        _________
    Total current liabilities            1,397,451          954,366

Long-term liabilities:
   Obligation  under capital lease,
    net of current portion                 116,240          132,697
                                        __________       __________
    Total liabilities                   $1,513,691      $ 1,087,063


Contingencies

Stockholders' deficit:
  Common stock, $0.001 par value;
     50,000,000 shares authorized;
     16,106,499 (unaudited) and
     15,286,824 shares issued and
     outstanding at September 30, 1999
     and June 30, 1999, respectively       16,106            15,287
  Additional paid-in-capital            4,426,917         3,452,282
  Accumulated deficit                  (5,084,133)       (3,894,563)
                                        __________        __________
    Total stockholders' deficit          (641,110)         (426,994)
                                        __________        __________
    Total liabilities and stockholders'
     deficit                           $  872,581        $  660,069
                                        ==========        ==========



The accompanying notes are an integral part of these financial statements.

                             GTC TELECOM CORP.
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three Months Ended
                                                September 30,
                                        ____________________________
                                              1999       1998
                                        ___________      ___________
                                        (Unaudited)      (Unaudited)

Revenues:
     Telecommunications            $       138,865     $          -
     Internet services                         230
                                                -
                                        ___________       ___________
          Net revenues                     139,095                -
                                        ___________       ___________
Cost of sales:
     Telecommunications                    166,602                -
     Internet services                      80,075                -
                                        ___________       ___________
          Total cost of sales              246,677                -
                                        ___________       ___________
Gross profit/(loss)                       (107,582)               -

Selling, general, and administrative
 expenses                                1,068,187           180,511
                                        ___________       ___________

Operating loss                          (1,175,769)         (180,511)

Interest income/(expense)                   (9,890)               -
                                        ___________       ___________

Loss before provision for income taxes  (1,185,659)         (180,511)

Provision for income taxes                   3,911               200

                                        ___________       ___________

Net loss                                (1,189,570)         (180,711)
                                        ===========       ===========

Basic and diluted net loss
 per common share                  $         (0.08)    $       (0.02)
                                        ===========       ===========

Basic and diluted weighted
 average common shares outstanding      15,494,813        10,879,556
                                        ===========       ===========













The accompanying notes are an integral part of these financial statements.

                             GTC TELECOM CORP.
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                   __________________________
                                                       1999           1998
                                                   ___________     __________

Cash Flows From Operating Activities:
Net loss                                          $(1,189,570)    $ (180,711)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Estimated fair market value of stock issued
       for services                                   336,000             -
     Estimated fair market value of
       options granted to employees for compensation   12,624             -
     Estimated fair market value of
       warrants granted to a consultant
       for services rendered                               -          70,072
     Estimated fair market value of stock issued to
       employees for compensation                          -           5,225
     Depreciation and amortization                     40,079          1,450
     Changes in operating assets and liabilities:
       Accounts receivable                            (54,074)            -
       Accounts payable and accrued expenses          201,240         41,153
       Accrued payroll and related taxes              138,013         10,000
       Deferred income                                  3,508             -
                                                   ___________     __________

Net cash used in operating activities                (512,180)       (52,811)
                                                   ___________     __________
Cash Flows From Investing Activities:
Deposits                                             (180,110)            -
                                                   ___________     __________
Net cash used in investing activities                (180,110)            -
                                                   ___________     __________

Cash Flows From Financing Activities:
Proceeds from sale of stock, net of offering
  costs of $60,170                                    626,830             -
Borrowings on note payable to stockholder              48,500             -
Principal payments under capital lease                (14,633)            -
Borrowings on short term debt                          50,000         40,000
Proceeds from exercise of stock options                    -           5,675
Collection of stock subscription receivable, net of
  offering costs of $1,950                                 -           3,597
                                                  ___________     ___________
Net cash provided by financing activities             710,697         49,272
                                                  ___________     ___________
Net increase (decrease) in cash                        18,407         (3,539)
Cash at beginning of period                               500          3,892
                                                  ___________     ___________
Cash at end of period                          $       18,907     $      353
                                                  ===========     ===========

Supplemental Disclosures Of Cash Flow Information:
   Cash paid during the quarter for:
       Interest                                $        1,487     $       -
       Income taxes                            $        3,711     $       -

The accompanying notes are an integral part of these financial statements.

                          GTC TELECOM CORP.
                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT'S REPRESENTATION:

The management of GTC Telecom Corp. (the "Company" or "GTC") without audit has prepared the financial statements included herein.
Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three months ended September 30, 1999.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the year ended June 30, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 13, 1999. The interim results are not necessarily indicative of the results for a full year.

NOTE 2 - DESCRIPTION OF BUSINESS:

GTC is a single source provider of various telecommunication and internet related services. GTC was organized as a Nevada
Corporation on May 17,1994 and is currently based in Costa Mesa
California.

NOTE 3   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GOING CONCERN - The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital, reduced cash levels, losses from operations through September 30, 1999 and a lack of operational history, among other matters, raise substantial doubt that its ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2000. Therefore, the Company will be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there is no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

        Telecommunication services cost of sales include the cost of long distance service provided by MCI/WorldCom
        ("MCI/WorldCom") and other carriers, costs paid for customer acquisition and third party verification costs.

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

NOTE 4 - OTHER ASSETS:

Other assets consist of PUC carrier certifications the Company must obtain in order to provide interstate and intrastate telephone service. Other assets are recorded at cost and are being amortized using the straight-line method over the useful life of 3 years. Amortization expense for the three months ended September 30, 1999 and 1998 is $6,124 and none, respectively.

NOTE 5   ACQUISITION:

Pursuant to an Agreement and Plan of Reorganization dated August 31, 1998, the Company completed a acquisition with and into Bobernco, Inc. (the "Acquisition"). Under the terms of the tax-free reorganization and acquisition, all of the Company's common stock was converted to 8,986,950 shares of Bobernco common stock and, as a result, the separate corporate existence of the Company ceased and Bobernco continued as the surviving corporation. Thus, all additional subsequent events are disclosed in Bobernco's separate audited financial statements. The directors and officers of the Company immediately prior to the acquisition became the directors and officers of Bobernco, which subsequently changed its corporate name to GTC Telecom Corp. ("GTC"). However, if the acquisition had occurred at the beginning of the year, the pro forma financial statements as of September 30, 1998 would be as follows:

     Net sales                              $         -
     Cost of sales                          $         -
     Net loss                               $  (180,711)
     Basic and dilutive loss per share      $     (0.02)
     Basic and dilutive weighted average
     common shares outstanding               10,879,556

NOTE 6   NOTES PAYABLE:

Notes payable represents:

Monies borrowed from a stockholder for working capital purposes.
The note payable accrues interest at 10% and is due within one year.
 As of September 30, 1999 and June 30, 1999, the note payable to stockholder was $73,500 and $25,000, respectively.

In addition, on July 6, 1999, the Company entered into a short term note (the "Note") with an individual for $50,000 for working capital purposes. Under the terms of the Note, the Company was required to repay the principal amount of $50,000 within 30 days with 10% interest. The Note is secured by the Company's receivables. The Company is in the process of renegotiating the terms of the Note.

NOTE 7   COMMON STOCK ISSUANCES:

During the three months ended September 30, 1999, the Company sold an aggregate of 687,000 shares to 13 "accredited" investors under an ongoing Private Offering of 2,000,000 shares of the Company's Common Stock at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The sales resulted in net proceeds to the Company of approximately $626,830, net of offering costs of $60,170.

In September 1999, the Company issued an aggregate of 67,675 shares to consultants and attorney's in exchange for consultation and legal services provided to the Company valued at approximately $271,000. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

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

On October 4, 1999, Paul Sandhu, the Company's President & CEO, and Eric Clemons, the Company's Chief Operating Officer, canceled 581,480 and 145,370, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected in the outstanding shares as of June 30, 1999 and September 30, 1999.

During the three months ended September 30, 1998, the Company issued 11,000 shares of restricted common stock, valued at $5,225
(estimated by the Company to be $0.475 per share) to employees in lieu of salary.

NOTE 8 - OPTIONS AND WARRANTS:

On September 20, 1999, the Company's Board of Directors approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year. The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five year period. The Company registered 750,000 shares underlying the options pursuant to its 1999 Stock Option Plan on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

Total consulting expense of $81,422 was recognized during the period ended September 30, 1999 pursuant to a warrant agreement.

NOTE 10   CONTRACTS:

In connection with the Company's ongoing Private Offering, the Company entered into a revised Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on August 1, 1999. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with a 13% commission on gross proceeds received in connection with the July 20, 1999 private offering. In addition, the Company agreed to issue TCC options to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.10 per share based upon 10% of the total proceeds raised by TCC. As of September 30, 1999, no options have been granted.

Beginning in August 1999, the Company entered into negotiations with MCI/WorldCom ("MCI/WorldCom"), its major supplier of long distance network transmission services, in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract between the Company and MCI/WorldCom whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. All remaining material terms of the contract remain the same.

NOTE 11   SUBSEQUENT EVENTS:

On October 20, 1999, the Company granted options to purchase 526,000 shares of restricted Common Stock, at an exercise price of $1.00 per share, to John M. Eger, a director of the Company. A total of approximately $527,740 of compensation expense was recorded at the date of grant in October 1999.

On October 18, 1999, the Company's Board of Directors granted, pursuant to its Omnibus Stock Option Plan, an aggregate of 73,000 Incentive Stock Options, exercisable at $2.9375 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company and an aggregate of 360,000 Nonstatutory Stock Options, exercisable at $1.10 per share, to the officers of the Company resulting in $661,500 of compensation expense charged to the Company over a five year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL OVERVIEW

The company's principal line of business is to provide long distance and value-added services for small and medium-sized businesses and residential customers throughout the United States. The Company's strategy has been to build a subscriber base without committing capital or management resources to construct its own network and transmission facilities. This strategy has allowed the Company to add customers without being limited by capacity, geographic coverage, or configuration of any particular network that the Company might have developed. The Company believes that in order to stay competitive in the future, it will need to construct its own network. Therefore, the Company has initiated plans to either purchase or construct its own network. However, there can be no assurances that the Company will be able to purchase or construct its own network, or that is if it does purchase or construct its own network, that it will remain competitive.

Recently, the Company has begun providing a number of Internet related services such as the sale of electronic calling cards on its ecallingcards.com web site; Internet access via Dial-Up, Wireless T-1, and DSL; and Internet Web Page Hosting services. However, the Company's Internet related services are intended to be a value-added service to attract customers to the Company's Telecommunication services as opposed to a revenue-generating service.

The Company's services are marketed nationwide, through broadcasting and print media, telemarketing, independent sales agents and its own sales force.

The Company's revenues consist of sales revenues from telecommunications and Internet related services. These revenues are generated when customers make long distance telephone calls from their businesses or residential telephones or by using the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned.

Cost of sales include telecommunications service costs and costs paid for customer acquisition and third party verification. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect of the time of the call. General and administrative expenses consist of the cost of customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel, and information systems. The Company will need to implement and improve operational, financial, and management information systems. In addition, the Company is implementing new information systems that will provide better record keeping, customer service and billing. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

As previously discussed, the Company acquired all of the outstanding common stock of GenTel on August 31, 1998. Following the acquisition, the Company adopted the business plan of GenTel and changed its name to GTC.

RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES - Revenues increased by $139,095 from $0 in the three months ended September 30, 1998 to $139,095 in the three months ended September 30, 1999. For the three months ended September 30, 1998, the Company had not yet began marketing its services. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of September 30, 1999, the Company had 6,781 telecommunication customers, with usage of long distance services of approximately 2,093,829 minutes for the three months ended September 30, 1999 as compared with 0 customers and 0 minutes as of September 30, 1998.

COST OF SALES - Cost of sales increased by $246,677 from $0 in the three months ended September 30, 1998 to $246,677 in the three months ended September 30, 1999. The increase was primarily due to the increase in carrier costs associated with the cost of long distance service of $124,954 and customer acquisition and third party verification costs associated with the increase in the newly acquired customers of $41,648 for the three months ended September 30, 1999. In addition, the Company incurred $80,075 of costs associated with its Internet services for the three months ended September 30, 1999. As a percentage of revenue, cost of sales was 177.3% and none resulting in a gross loss of 77.3% and no gross margin for the three months ended September 30, 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $887,676 or 491.8% from $180,511 in the three months ended September 30, 1998 to $1,068,187 in the three months ended September 30, 1999. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, the Company began to realize sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses. S,G&A expenses for the three months ended September 30, 1999 were comprised primarily of shares valued at approximately $50,000 issued to a vendor for deferment of rent; options valued at approximately $12,624 issued to supplement compensation to certain key employees; approximately $409,252 in salaries and related taxes paid to employees; advertising expenses of $170,618; Internet support costs of $104,639; depreciation expense of $40,078;and $280,976 of other operating expenses, primarily rent, legal, audit services, and investor relations.
S,G&A expenses for the three months ended September 30, 1998 were comprised primarily of investor relations costs of $102,181; salaries of $31,032; and $47,298 of other operating expenses, primarily rent. Net loss was $1,189,570 and $180,711 for the three months ended September 30,1999 and 1998, respectively.

ASSETS AND LIABILITIES - Assets increased by $212,512 from $660,069 as of June 30, 1999 to $872,581 as of September 30, 1999. The increase was due primarily to increases in long-term deposits of $180,110 and accounts receivables of $54,080. Liabilities increased by $426,628 from $1,087,063 as of June 30, 1999 to $1,513,691 as of
September 30, 1999. The increase was due primarily to increases in accounts payable and accrued expenses of $201,240, payroll and payroll related liabilities of $138,013, and notes payable of $98,500, offset primarily by the decrease in capitalized lease obligations of $14,633.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(214,116) from $(426,994) as of June 30, 1999 to $(641,110) as of
September 30, 1999. The increase was attributable to the net loss of $1,189,570 in the three months ended September 30, 1999, offset primarily by the fair market value of stock issued for services of $336,000, the fair market value of options granted to employees for compensation of $12,624, and amounts raised in the Company's recent private offerings of its common stock of $626,830, net of offering costs of $60,170 in the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL - Overall, the Company had positive cash flows of $18,407 in the three months ended September 30, 1999 resulting from $710,697 of cash provided by the Company's financing activities, offset by $512,180 of cash used in operating activities and $180,110 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $512,180 in the three months ended September 30, 1999 was primarily due to a net loss of $1,189,570, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $201,240, accrued payroll and related taxes of $138,013 and deferred income of $3,508, offset partially by accounts receivable of $54,074; the fair market value of stock issued for services of $336,000; the fair market value of options granted to employees for compensation of $12,624; and depreciation expense of $40,079.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $180,110 in the three months ended September 30, 1999 funded deposits of $180,110.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $710,697 in the three months ended September 30, 1999 was primarily due to the proceeds from sales of the Company's common stock of $626,830, net of offering costs of $60,170 and borrowings of short term debt of $98,500, offset primarily by repayments on capitalized lease obligations of $14,633.

SHORT-TERM FINANCING - As of June 30, 1999, the Company had raised approximately $108,450, net of offering costs of $14,550, through the sale of 123,000 shares of its common stock. During the three months ended September 30, 1999, the Company has sold an aggregate of 687,000 shares of its "restricted" common stock at $1.00 per share pursuant to an ongoing private placement offering ("Private Offering") of 2,000,000 shares of the Company's common stock, resulting in net proceeds to the Company of approximately $626,830, net of offering costs of $60,170.

In connection with the Company's ongoing Private Offering, the Company entered into a revised Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on August 1, 1999. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with a 13% commission on gross proceeds received in connection with the July 20, 1999 private offering. In addition, the Company agreed to issue TCC options to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.10 per share based upon 10% of the total proceeds raised by TCC. As of September 30, 1999, no options have been granted.

The Company has borrowed $73,500 from its President and CEO. These borrowings ("Borrowings") were for use as working capital. The Company does not expect to borrow any additional funds beyond the total amount currently borrowed from the President and CEO. Under the terms of the Borrowings, the Company will be required to repay the principal of $73,500 within one year with 10% interest. The Borrowings are not secured.

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

The funds from the sale of the Company's common stock as described above will be used to fund the Company's ongoing operations. The Company does not currently have sufficient capital to fund the acquisition of the Company's VoIP network, and will need to raise such funds either through the additional sale of its Common Stock or through debt financing (Please refer to the General Overview, Long-Term
Financing, and Capital Expenditure - VoIP Network section of this document for further information). No assurances can be given, however, that the Company will be able to complete the Private
Offering or raise the capital necessary to complete the acquisition of its VoIP network. The failure to complete the Private Offering or to obtain the necessary capital for its VoIP network will have a material adverse effect on the Company's results of operations.

LONG-TERM FINANCING - On April 30, 1999, the Company entered into a financing agreement (the "Financing Agreement") with Ascend Communications, Inc. ("Ascend") for $26 million in equipment financing, specifically for the purchase of the Company' s VoIP network. Upon delivery of the equipment, which has yet to occur, the terms of the financing will include thirty-three (33) monthly payments of $942,760 and a five-year warrant for Ascend to purchase 315,151 shares of the Company's "restricted" Common Stock at an exercise price of $8.25 per share. The warrants include provisions for anti-dilution protection, net exercise and registration rights. An additional amount of approximately $2.9 million, above and beyond the Financing Agreement, will be needed to complete the purchase of the VoIP network. Delivery of the Ascend equipment has been delayed until completion of the Company's reevaluation of the VoIP network as described below.

Beginning in August 1999, the Company entered into negotiations with MCI/WorldCom ("MCI/WorldCom"), its major supplier of long distance network transmission services, in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract between the Company and MCI/WorldCom whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. All remaining material terms of the contract remain the same.

As a result of the Company's amended agreement with MCI/WorldCom, the Company determined that it was necessary to reconfigure its VoIP network as previously described. In August 1999, the Company began negotiations with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams") to reevaluate the configuration of the VoIP network. This reevaluation may or may not result in a reduction of the cost of the VoIP network. The Company anticipates that the currently scheduled launch date of the VoIP network (currently scheduled for January 2000) will be significantly delayed as a result of such reevaluation. The Company anticipates that such reevaluation will be completed in the first quarter of the year 2000.

Proceeds from the Private Offering will be used to meet the Company's working capital and other cash requirements, and other equipment purchases in connection with the expansion of its business. The Company does not currently have sufficient capital to fund the acquisition of the Company's VoIP network, and will need to raise such funds either through the additional sale of its Common Stock or through debt financing. No assurances can be given, however, that the Company will be able to complete the Private Offering or raise the capital necessary to complete the acquisition of its VoIP network. The failure to complete the Private Offering or to obtain the necessary capital for its VoIP network will have a material adverse effect on the Company's results of operations.

The Company believes that its anticipated funds from operations and funds from the sale of its recent and ongoing Private Offering will be insufficient to fund its capital expenditures, working capital, and other cash requirements for the through at least June 2000. Therefore, the Company will be required to seek additional funds to finance its long term operations ("Additional Funds"). Should the Company fail to complete any of the Private Offering or raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations and capital expenditures for the next 12 months and will have a material adverse effect on the Company's long-term results of operations.

CAPITAL EXPENDITURES

VOIP NETWORK

On April 30, 1999, the Company entered into an agreement with Williams, in which Williams will design, install and maintain the Company's previously discussed high speed, nationwide VoIP network. The total contract cost to the Company is approximately $100,000,000 over a five-year term. Under the terms of the agreement with Williams (the "Williams Agreement"), the Company is obligated to pay Williams $28.9 million upon delivery of the network to the Company. The Company obtained equipment financing for $26.0 million of the total contract price from Ascend Communications, Inc. The Company is responsible for the remaining $2.9 million. Please refer to Long-Term Financing, above for further details regarding the Company's financing for the purchase of its VoIP Network. In addition, the Company is obligated to pay Williams a monthly maintenance fee of approximately $188,000 and an additional set-up fee of $270,000 beginning on the first month following delivery of the Network increasing to approximately $404,000 per month through the twelfth (12th) month of the Williams Agreement. The monthly maintenance fee increases to approximately $639,000 per month beginning with the thirteenth (13th) month and thereafter until the end of the contract period. The remainder of the Williams Agreement is for its carrier services in which the Company will pay approximately $520,000 per month over the term of the contract. In addition, the financing will include a five- year warrant to purchase 315,151 shares of the Company 's common stock at an exercise price of $8.25 per share. The warrant will include provisions for anti-dilution protections, net exercise and registration rights. The Williams Agreement can be terminated by the Company with six month's written notice to Williams.

Beginning in August 1999, the Company entered into negotiations with MCI/WorldCom ("MCI/WorldCom"), its major supplier of long distance network transmission services, in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract between the Company and MCI/WorldCom whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. All remaining material terms of the contract remain the same.

As a result of the Company's amended agreement with MCI/WorldCom, the Company determined that it was necessary to reconfigure its VoIP network as previously described. In August 1999, the Company began negotiations with Williams to reevaluate the configuration of the VoIP network. This reevaluation may or may not result in a reduction of the cost of the VoIP network. The Company anticipates that the currently scheduled launch date of the VoIP network (currently scheduled for January 2000) will be significantly delayed as a result of such reevaluation. The Company anticipates that such reevaluation will be completed in the first quarter of the year 2000.

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

YEAR 2000 DISCLOSURE

The Company has completed a review of its computer systems and non-information technology ("non-IT") systems to identify all systems that could be affected by the inability of many existing computer and microcontroller systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and the underlying carrier (MCI/WorldCom) of its long distance telephone service. The Company also relies on its own computer and non-IT systems (which consists of personal computers, internal telephone systems, internal network server, Internet server and associated software and operating systems). In conducting the Company's review of its internal systems, the Company performed operational tests of its systems which revealed no Y2K problems. As a result of its review, the Company has discovered no problems with its systems relating to the Y2K issue and believes that such systems are Y2K compliant. Additionally, the Company has obtained written assurances from all of its major suppliers of third-party computer systems and applications, indicating that they have completed a review of their respective computer systems and that such systems are Y2K compliant. Costs associated with the Company's review were not material to its results of operations.

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

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 1999, the Company sold an aggregate of 687,000 shares to 13 "accredited" investors under an ongoing Private Offering of 2,000,000 shares of the Company's Common Stock at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The sales resulted in net proceeds to the Company of approximately $626,830, net of offering costs of $60,170.

In September 1999, the Company issued an aggregate of 67,675 shares to seven consultants of the Company and the Cutler Law Group, the Company's securities counsel, in exchange for consultation and legal services provided to the Company valued at approximately $271,000. The transactions were isolated transactions not involving a public offering exempt under Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5. OTHER INFORMATION

On October 20, 1999, John M. Eger was appointed to the Board of
Directors to fill an additional vacancy left over from the acquisition of GenTel by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     10.1       Investment Banking Agreement by and between
                Transglobal Capital Corporation and GTC Telecom
                Corp. dated August 1, 1999.

     10.2       Amended MCI/WorldCom Telecommunication Resale
                Contracts dated August 20, 1999

     27         Financial Data Schedule

(B)  REPORTS ON FROM 8-K

     None
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GTC TELECOM CORP.

                          By /s/ S. Paul Sandhu
                          ----------------------
                          S. Paul Sandhu
                          President & CEO


Dated: November 12, 1999

EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

     10.1       Investment Banking Agreement by and between
                Transglobal Capital Corporation and GTC Telecom
                Corp. dated August 1, 1999.

     10.2       Amended MCI/WorldCom Telecommunication Resale
                Contracts dated August 20, 1999

     27         Financial Data Schedule