Form 10QSB
period 1999-12-31
GTC TELECOM CORP
filed 2000-02-10
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED DECEMBER 31, 1999
        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at January 31, 2000
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  17,602,574

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

    -Balance  Sheets  at  December  31,  1999  (Unaudited)  and  June  30,  1999

    -Statements of Operations (Unaudited) Three  months  and  six  months  ended
         December  31,  1999  and  1998

    -Statements of Cash Flows (Unaudited) Six months ended December 31, 1999 and
         1998

    -Notes  to  Consolidated  Financial  Statements  (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS

                                  GTC  TELECOM  CORP.
                                   BALANCE  SHEETS


                                                                  December 31,      June 30,
                                                                         1999          1999
                                                                  -----------     ----------
                                                                   (Unaudited)
ASSETS

Current assets:
  Cash                                                            $     8,137   $       500
  Accounts receivable                                                 486,417        16,889
  Deposits                                                             35,500        35,500
  Prepaid expenses                                                     22,005        23,319
                                                                  -----------     ----------
    Total current assets                                              552,059        76,208
                                                                  -----------     ----------
Property and equipment, net of accumulated depreciation
 of $101,120 and $32,186 at December 31, 1999
 and June 30, 1999, respectively                                      329,569       365,126

Deposits                                                              600,110       150,000

Other assets                                                           56,485        68,735
                                                                  -----------     ----------
    Total assets                                                  $ 1,538,223   $   660,069
                                                                  ===========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             2,076,638       688,178
  Accrued payroll and related taxes                                   445,649       167,508
  Current portion of obligation under capital lease                    64,901        61,198
  Notes payable                                                       183,500        25,000
  Deferred income                                                      26,467        12,482
                                                                  -----------     ----------
    Total current liabilities                                       2,797,155       954,366

Long-term liabilities:
  Obligation under capital lease, net of current portion               99,293       132,697
                                                                  -----------     ----------
    Total liabilities                                             $ 2,896,448   $ 1,087,063
                                                                  -----------     ----------

Contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 50,000,000 shares authorized;
     17,107,574 (unaudited) and 15,286,824 shares issued and
     outstanding at December 31, 1999 and June 30, 1999,
     respectively                                                      17,108        15,287
  Additional paid-in-capital                                        5,869,966     3,452,282
  Accumulated deficit                                              (7,245,299)   (3,894,563)
                                                                  -----------     ----------
    Total stockholders' deficit                                    (1,358,225)     (426,994)
                                                                  -----------     ----------
    Total liabilities and stockholders' deficit                   $ 1,538,223   $   660,069
                                                                  ===========     ==========

     The  accompanying notes are an integral part of these financial statements.




                                    GTC  TELECOM  CORP.
                               STATEMENTS  OF  OPERATIONS
                                                     (UNAUDITED)


                                                               Six Months Ended            Three Months Ended
                                                                 December 31,                 December 31,
                                                              1999          1998          1999          1998
                                                         ----------     ---------     ---------     ---------
                                                         (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
Revenues:
     Telecommunications                                 $   844,429   $    17,962   $   705,564   $    17,962
     Internet services                                       16,957             -        16,727             -
                                                         ----------     ---------     ---------     ---------
Net revenues                                                861,386        17,962       722,291        17,962
                                                         ----------     ---------     ---------     ---------
Cost of sales:
     Telecommunications                                     699,139         8,331       574,185         8,331
     Internet services                                      235,293             -       155,218             -
     Third party verification                                82,877             -        62,302             -
                                                         ----------     ---------     ---------     ---------
          Total cost of sales                             1,017,309         8,331       791,705         8,331
                                                         ----------     ---------     ---------     ---------
Gross profit/(loss)                                        (155,923)        9,631       (69,414)        9,631

Selling, general, and
administrative expenses                                   3,169,260     1,189,666     2,079,996     1,009,155
                                                         ----------     ---------     ---------     ---------

Operating loss                                           (3,325,183)   (1,180,035)   (2,149,410)     (999,524)

Interest income/(expense)                                   (22,053)           50       (12,163)           50
                                                         ----------     ---------     ---------     ---------
Loss before provision for
income taxes                                             (3,347,236)   (1,179,985)   (2,161,573)     (999,474)

Provision for income taxes                                    3,500           400          (407)          200
                                                         ----------     ---------     ---------     ---------
Net loss                                                 (3,350,736)   (1,180,385)   (2,161,166)     (999,674)
                                                         ==========     =========     =========     =========
Basic and diluted net loss
per common share                                        $     (0.21)  $     (0.10)  $     (0.13)  $     (0.09)
                                                         ==========     =========     =========     =========
Basic and diluted weighted
average common shares outstanding                        15,975,687    11,284,629    16,458,035    11,689,702
                                                         ==========     =========     =========     =========

     The  accompanying notes are an integral part of these financial statements.




                                  GTC  TELECOM  CORP.
                             STATEMENTS  OF  CASH  FLOWS
                                     (UNAUDITED)


                                                                        Six Months Ended
                                                                           December 31,
                                                                --------------------------
                                                                        1999          1998
___________     ___________                                      ------------  -----------

Cash Flows From Operating Activities:
Net loss                                                        $ (3,350,736)  $(1,180,385)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Estimated fair market value of stock issued
       for services                                                  906,397       158,850
     Estimated fair market value of options granted to
       employees for compensation                                     58,323        20,813
     Estimated fair market value of options and warrants
       granted to a director and consultants for services
       rendered                                                      257,740       714,129
     Estimated fair market value of stock issued to
       employees for compensation                                          -         5,225
     Depreciation and amortization                                    81,184         3,200
     Changes in operating assets and liabilities:
       Accounts receivable and prepaid expenses                     (468,214)       (4,800)
       Accounts payable and accrued expenses                       1,388,460        85,058
       Accrued payroll and related taxes                             278,141        (4,567)
       Deferred income                                                13,985             -
                                                                 -------------  -----------

Net cash used in operating activities                               (834,720)     (202,477)
                                                                 -------------  -----------
Cash Flows From Investing Activities:
Purchases of property and equipment                                  (33,377)       (6,208)
Purchase of other assets                                                   -       (30,000)
Deposits                                                            (450,110)            -
                                                                 -------------  -----------
Net cash used in investing activities                               (483,487)      (36,208)
                                                                 -------------  -----------
Cash Flows From Financing Activities:
Proceeds from sale of stock, net of offering
  costs of $145,225 and $48,083 for the six months
  ended December 31, 1999 and 1998, respectively                   1,185,295       186,917
Borrowings on note payable to stockholder                             48,500             -
Principal payments under capital lease                               (29,701)            -
Borrowings on short term debt                                        110,000             -
Proceeds from exercise of stock options                               11,750        11,350
Collection of stock subscription receivable, net of
  offering costs of $5,525                                                 -        36,975
                                                                 -------------  -----------
Net cash provided by financing activities                          1,325,844       235,242
                                                                 -------------  -----------
Net increase (decrease) in cash                                        7,637        (3,443)
Cash at beginning of period                                              500         3,892
                                                                 -------------  -----------
Cash at end of period                                           $      8,137   $       449
                                                                 =============  ===========
Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
       Interest                                                 $     11,015   $         -
       Income taxes                                             $      3,504   $         -
                                                                 =============  ===========

Supplemental  disclosures  on  non-cash flow investing and financing activities:

During the six months ended December 31, 1998, the Company issued 40,000 shares of restricted common stock pursuant to the conversion of a note payable in the amount of $80,000.


     The  accompanying notes are an integral part of these financial statements.

     GTC  TELECOM  CORP.

     NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. (the "Company" or "GTC") without audit has prepared the financial statements included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of December 31, 1999, the results of operations for the three and six months ended December 31, 1999 and cash flows for the six months ended December 31, 1999.

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

NOTE  3  --  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital, reduced cash levels, losses from operations through December 31, 1999 and a lack of operational history, among other matters, raise substantial doubt that its ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2000. Therefore, the Company will be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there is no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

START-UP ACTIVITIES - The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.
The adoption of this standard did not have a material effect on the Company's results of operations, financial position or cash flows.

COMPUTER SOFTWARE - The Company has adopted Statement of Position 98-1
("SOP 98-1") "Accounting for the Cost of Computer Software Development or Obtained for Internal Use." The adoption of this Statement of Position did not have a material impact on the Company's results of operations, financial position or cash flows.

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

Telecommunication services cost of sales include the cost of long distance service provided by MCI/WorldCom ("MCI/WorldCom") and other carriers and costs paid for third party verification.

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

Other assets consist of PUC carrier certifications the Company must obtain in order to provide interstate and intrastate telephone service. Other assets are recorded at cost and are being amortized using the straight-line method over the useful life of 3 years. Amortization expense for the six months ended December 31, 1999 and 1998 is $12,250 and none, respectively.

NOTE  5  -  NOTES  PAYABLE:

Notes  payable  represents:

On December 31, 1999, the Company borrowed $60,000 for working capital purposes from a third party. All principal is due February 28, 2000 plus $6,000 of interest.

The Company borrowed monies from a stockholder for working capital purposes. The note payable accrues interest at 10% and is due July 22, 2000. As of December 31, 1999 and June 30, 1999, the note payable to stockholder was $73,500 and $25,000, respectively.

The Company borrowed $50,000 for working capital purposes from a third party. The note bears interest at 10%, was due on August 6, 1999 and is secured by the Company's receivables. The Company is in the process of renegotiating the terms of the Note.

NOTE  6  -  COMMON  STOCK  ISSUANCES:

During the three and six months ended December 31, 1999, the Company sold an aggregate of 643,500 shares resulting in net proceeds to the Company of approximately $558,465, net of offering costs of $85,035 and 1,330,500 shares resulting in net proceeds to the Company of approximately $1,185,295, net of offering costs of $145,225, respectively, to 27 "accredited" investors under an ongoing Private Offering of 2,000,000 shares of the Company's Common Stock at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In December 1999, the Company issued an aggregate of 282,575 shares to consultants and attorney's in exchange for consultation and legal services provided to the Company valued at approximately $545,150. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on January 19, 2000.

During the three months ended December 31, 1999, Paul Sandhu ("Mr. Sandhu" ), the Company's President & CEO, and Eric Clemons ("Mr. Clemons"), the Company's Chief Operating Officer, exercised options (previously granted pursuant to their employment contracts) to purchase a total of 50,000 shares of the Company's common stock for $11,750.

In October 1999, the Company issued 25,000 shares of "restricted" Common Stock valued at $25,000 to an outside consultant in exchange for investor relations services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On October 4, 1999, Mr. Sandhu and Mr. Clemons canceled 581,480 and 145,370, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected in the outstanding shares as of June 30, 1999 and December 31, 1999.

In September 1999, the Company issued an aggregate of 67,675 shares to consultants and attorney's in exchange for consultation and legal services provided to the Company valued at approximately $271,247. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

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

During  the  six  months  ended  December  31,  1998,  pursuant  to  third party agreements, the Company granted options and issued warrants to purchase the Company's restricted common stock. Total expense of $632,707 and $714,129 was recognized in the three- and six-month periods ended December 31, 1998, respectively.

During the six months ended December 31, 1998, the Company issued 80,000 shares of restricted common stock, valued at $80,000 (estimated by the Company to be $1.00 per share) to outside consultants for services rendered.

During the six months ended December 31, 1998, the Company issued 7,300 shares of common stock, valued at $32,850 to outside consultants for services rendered.

During the six months ended December 31, 1998, the Company issued 235,000 shares of restricted common stock pursuant to a private placement memorandum of $186,917, net of offering costs of $48,083.

During the six months ended December 31, 1998, the Company issued 40,000 shares of restricted common stock pursuant to the conversion of a note payable in the amount of $80,000.

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

NOTE  7  -  OPTIONS  AND  WARRANTS:

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

On October 18, 1999, the Company's Board of Directors granted, pursuant to the Option Plan, an aggregate of 73,000 Incentive Stock Options (as defined by the
Plan), exercisable at $2.9375 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company and an aggregate of 360,000 Non-statutory Stock Options (as defined by the Option
Plan), exercisable at $1.10 per share, to the officers of the Company, resulting in $661,500 of compensation expense charged to the Company over a five year period. Total expense of $33,075 was recognized during the three and six months ended December 31, 1999.

On October 20, 1999, the Company granted options to purchase 526,000 shares of restricted Common Stock, at an exercise price of $1.00 per share, to John M. Eger, a director of the Company. A total of approximately $257,740 of compensation expense was recorded at the date of grant in October 1999.

During the six months ended December 31, 1998, pursuant to various consulting and outside service provider agreements, the Company issued to various consultants, options to purchase 750,000 shares of the Company's restricted common stock at an exercise price ranging from $0.01 to $1.00 per share (the Company estimated the fair market value per share to be $1.00 on the date of each grant). The options vest on the date of grant over a pre-determined vesting schedule and are exercisable through November 2004. Total expense of $150,000 was recognized during the six months ended December 31, 1998.

Consulting expense recognized in the three- and six- month periods ended December 31, 1999, was $12,624 and $25,248, respectively.

NOTE  8  -  CONTRACTS:

In an effort to reduce the monthly minimum usage fees of its Internet Service Provider Access, on December 29, 1999 the Company entered into a one year agreement with Ziplink, Inc. for the Company's Internet Service Provider Access service. Pursuant to the Agreement, the Company is subject to a monthly minimum commitment of $500. In addition, GTC is committed to pay an additional set-up fee of $100. GTC is currently in the process of negotiating an early termination of the agreement with Level 3. Unless the Company is able to negotiate the termination of the agreement with Level 3 on more favorable terms, the Company will be committed to continue to pay Level 3's minimum usage fees of $36,000 per month until July 2000, or an aggregate of $252,000 over the remaining term of the contract.

On December 9, 1999, the Company entered into a consulting agreement with a third party to assist the Company in its marketing efforts. Pursuant to the Agreement, the Company is subject to the following:

1. Payment for consulting services of: (i) $8,000 each month for the calendar months of December 1999 and January 2000, (ii) $10,000 each month for calendar months February and March 2000, (iii) $12,000 each month for calendar months April and May 2000, and (iv) $1.00 retainer for each calendar month thereafter through January 2001. The payment for consulting services may be terminated by the Company or by LaRae given thirty (30) days written notice.

2. Issue to the marketing company, up to 20,000 shares of the Company's Common Stock for each billed customer brought to the Company by the marketing company by February 29, 2000, subject to a minimum of 5,000 customers. As of December 31, 1999, no shares have been issued or earned pursuant to this agreement.

3. In addition, the Company may issue an additional 20,000 shares of Common Stock and grant warrants to purchase 200,000 shares of the Company's Common Stock at $2,57 per share if certain customer thresholds are met, as defined. As of December 31, 1999, no additional shares have been issued or earned and no additional warrants have been granted

On November 13, 1999, the Company entered into an agreement with an Internet Services Provider ("ISP") whereby the ISP will provide Digital Subscriber Line ("DSL") services for the Company. The agreement provides for no minimum monthly revenue commitment and shall continue for one year and is automatically renewed on a month-to-month basis unless terminated by the Company or by the ISP given thirty (30) days written notice.

In connection with the Company's ongoing Private Offering, the Company entered into a revised Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on August 1, 1999. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with a 13% commission on gross proceeds received in connection with the July 20, 1999 private offering. In addition, the Company agreed to issue TCC options to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.10 per share based upon 10% of the total proceeds raised by TCC. As of December 31, 1999, no options have been granted.

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

NOTE  9  -  SUBSEQUENT  EVENTS:

Beginning January 17, 2000, the Company leased an additional 2,934 square feet for continued expansion of its customer service operation at a monthly rental rate of $6,295 and for the Company to pay the first three and one-half months rent.The addendum is coterminous with the Company's June 1, 1998 lease and will automatically expire on May 31, 2001, unless previously terminated by the Company or by the lessor given ninety (90) days written notice.

With this addendum, the Company leases a total of 8,621 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $18,182.

In consideration of the lease addendum, the Company has agreed to issue 45,000 shares of restricted Common Stock valued at approximately $41,100 in lieu of rent owed from January 17, 2000 through June 2000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In January 2000, the Company issued 7,000 shares of the Company's common stock valued at approximately $13,125 in exchange for consultation services.

In January 2000, the Company borrowed $200,000 for working capital purposes from a third party The note is payable in full on February 28, 2000 plus interest equal to $20,000. If all unpaid principal and interest is not paid by February 28, 2000, the balance accrues interest of 2% per month with no predetermined due date.

In January 2000, the Company issued 155,000 shares of restricted Common Stock valued at approximately $155,000 in lieu of rent owed by the Company from April 1999 through June 2000 for its headquarters and Customer Services operations in Costa Mesa, California.

In January 2000, the Company entered into an agreement with a third party to market the Company's products and services. The agreement requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company agreed to issue warrants to purchase up to 1,000,000 shares of the Company's Common Stock at $1.88 per share, at the rate of one share per customer brought to the Company by the marketing company, subject to a minimum of 250,000 customers. No warrants have been granted or earned as of the date of this filing.

In  January  2000,  the  Company  entered  into  an  agreement  with  an outside consultant for investor and public relations services. Pursuant to the agreement, the Company is required to issue common stock in an amount equivalent to $200,000 for one year's services based on the closing bid price on January 28, 2000 of $3.53125 per share. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock. The options will be granted over the following schedule:

1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000.

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

Cost of sales include telecommunications service costs and costs paid for third party verification. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect of the time of the call. General and administrative expenses consist of the cost of customer acquisition, customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES - Revenues increased by $704,329 from $17,962 in the three months ended December 31, 1998 to $722,291 in the three months ended December 31, 1999. The increase was primarily due to the increase in telecommunications revenues of $687,602 and internet revenues of $16,727. For the three months ended December 31, 1998, the Company had just begun marketing its services. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of December 31, 1999, the Company had 24,194 telecommunication customers, with usage of long distance services of approximately 11,534,000 minutes for the three months ended December 31,
1999 as compared with 554 customers and approximately 130,000 minutes for the three months ended December 31, 1998.

COST OF SALES - Cost of sales increased by $783,374 from $8,331 in the three months ended December 31, 1998 to $791,705 in the three months ended December 31, 1999. The increase was primarily due to the increase in carrier costs associated with the cost of long distance service of $565,854 and third party verification costs associated with the increase in the newly acquired customers of $62,302 for the three months ended December 31, 1999. In addition, the Company incurred $155,218 of costs associated with its Internet services for the three months ended December 31, 1999. As a percentage of revenue, cost of sales was 109.6% and 46.4% resulting in a gross loss of 9.6% and a gross margin of 53.6% for the three months ended December 31, 1999 and 1998, respectively. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company which directly ties these fees to the internet subscriber base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $1,070,841 or 106.1% from $1,009,155 in the three months ended December 31, 1998 to $2,079,996 in the three months ended December 31, 1999. For the three months ended December 31, 1999, the Company began to realize sales from its telecommunications and internet customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the three months ended December 31, 1999 were comprised primarily of options valued at approximately $303,439 issued to a director of the Company and to supplemental compensation given to certain key employees; approximately $489,009 in salaries and related taxes paid to employees; advertising expenses of $273,544; Internet support costs of $325,084; depreciation expense of $41,106; and $647,814 of other operating expenses, primarily rent, legal, audit services, and bad debts. S,G&A expenses for the three months ended December 31, 1998 were comprised primarily of options valued at $514,576 issued in exchange for services; shares valued at $158,850 issued to vendors in exchange for services and rent; advertising expense of $151,165; stock and options valued at $20,813 issued to supplement compensation to certain key employees; and $163,751 of other operating expenses, primarily rent and salaries. Net loss was $2,161,166 and $999,674 for the three months ended December 31,1999 and 1998, respectively.

ASSETS AND LIABILITIES - Assets increased by $878,154 from $660,069 as of June 30, 1999 to $1,538,223 as of December 31, 1999. The increase was due primarily to increases in long-term deposits of $450,110, associated with the purchase of the Company's VoIP network and accounts receivables of $469,528 and decreases in other assets of $41,484, associated with the increase in customer usage. Liabilities increased by $1,809,385 from $1,087,063 as of June 30, 1999 to $2,896,448 as of December 31, 1999. The increase was due primarily to increases in accounts payable and accrued expenses of $1,388,460, payroll and payroll related liabilities of $278,141, notes payable of $158,500 and increases in other liabilities of $13,985 offset primarily by the decrease in
capitalized lease obligations of $29,701 ,  associated   with   the increase in
telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(931,231) from $(426,994) as of June 30, 1999 to $(1,358,225) as of December 31, 1999. The
increase was attributable to the net loss of $3,350,736 in the six months ended December 31, 1999, offset primarily by the fair market value of stock issued for services of $906,397, the fair market value of options granted to a director of the Company of $257,740, the fair market value of options granted to employees for compensation of $58,323, the exercise of stock options of $11,750 and amounts raised in the Company's recent private offerings of its common stock of $1,185,295, net of offering costs of $145,225.

SIX  MONTHS  ENDED  DECEMBER  31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

REVENUES - Revenues increased by $843,424 from $17,962 in the six months ended December 31, 1998 to $861,386 in the six months ended December 31, 1999. The
Increase was primarily due to the increase in telecommunications revenues of $826,467 and internet revenues of $16,957. For the six months ended December 31, 1998, the Company had just begun marketing its services. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of December 31, 1999, the Company had 24,194 telecommunication customers, with usage of long distance services of approximately 13,628,000 minutes for the six months ended December 31, 1999 as compared with 554 customers and approximately 130,000 minutes for the six months ended December 31, 1998.

COST OF SALES - Cost of sales increased by $1,008,978 from $8,331 in the six months ended December 31, 1998 to $1,017,309 in the six months ended December 31, 1999. The increase was primarily due to the increase in carrier costs associated with the cost of long distance service of $690,808 and third party verification costs associated with the increase in the newly acquired customers of $82,877 for the six months ended December 31, 1999. In addition, the Company incurred $235,293 of costs associated with its Internet services for the six months ended December 31, 1999. As a percentage of revenue, cost of sales was 118.1% and 46.4% resulting in a gross loss of 18.1% and a gross margin of 53.6% for the six months ended December 31, 1999 and 1998, respectively.
In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company which directly ties these fees to the internet subscriber base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $1,979,594 or 166.4% from $1,189,666 in the six months ended December 31, 1998 to $3,169,260 in the six months ended December 31, 1999. For the six months ended December 31, 1999 compared to the six months ended December 31, 1998, the Company began to realize sales from its telecommunications and internet customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet costs. S,G&A expenses for the six months ended December 31, 1999 were comprised primarily of shares valued at approximately $50,000 issued to a vendor for deferment of rent; options valued at approximately $316,063 issued to a director of the Company and to supplement compensation to certain key employees; approximately $898,261 in salaries and related taxes paid to employees; advertising expenses of $444,162; Internet support costs of $429,723; depreciation expense of $81,184; and $949,867 of other operating expenses, primarily rent, legal, audit services, and bad debts. S,G&A expenses for the six months ended December 31, 1998 were comprised primarily of options valued at $595,998 issued in exchange for services; shares valued at $158,850 issued to vendors in exchange for services and rent; advertising expense of $151,165; stock and options valued at $26,038 issued to supplement compensation to certain key employees; and $257,615 of other operating expenses, primarily rent and salaries. Net loss was $3,350,736 and $1,180,385 for the six months ended December 31,1999 and 1998, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had positive cash flows of $7,637 in the six months ended December 31, 1999 resulting from $1,325,844 of cash provided by the Company's financing activities, offset by $834,720 of cash used in operating activities and $483,487 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $834,720 in the six months ended December 31, 1999 was primarily due to a net loss of $3,350,736, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,388,460, accrued payroll and related taxes of $278,141 and deferred income of $13,985, offset partially by accounts receivable and prepaid expenses of $468,214; the fair market value of stock issued for services of $906,397; the fair market value of options granted to a director of the Company of $257,740; the fair market value of options granted to employees for compensation of $58,323; and depreciation expense of $81,184.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $483,487 in the six months ended December 31, 1999 funded deposits of $450,110 and the purchases of property and equipment of $33,377.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $1,325,844 in the six months ended December 31, 1999 was primarily due to the proceeds from sales of the Company's common stock of $1,185,295, net of offering costs of $145,225 borrowings of short term debt of $158,500 and proceeds from the exercise of stock options of $11,750, offset primarily by repayments on capitalized lease obligations of $29,701.

SHORT-TERM FINANCING - As of June 30, 1999, the Company had raised approximately $108,450, net of offering costs of $14,550, through the sale of 123,000 shares of its common stock. During the three and six months ended December 31, 1999, the Company has sold an aggregate of 643,500 shares resulting in net proceeds to the Company of approximately $558,465, net of offering costs of $85,035 and 1,330,500 shares resulting in net proceeds to the Company of approximately $1,185,295, net of offering costs of $145,225, respectively, of its "restricted" common stock at $1.00 per share pursuant to an ongoing private placement offering ("Private Offering") of 2,000,000 shares of the Company's common stock.

In connection with the Company's ongoing Private Offering, the Company entered into a revised Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on August 1, 1999. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with a 13% commission on gross proceeds received in connection with the July 20, 1999 private offering. In addition, the Company agreed to issue TCC options to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.10 per share based upon 10% of the total proceeds raised by TCC. As of December 31, 1999, no options have been granted.

In January 2000, the Company entered into a short term note ("Term Note") with an unrelated individual for $200,000 for working capital purposes. Under the terms of the Term Note, the Company is required to repay the principal amount of $200,000 plus one interest payment equal to $20,000 from the proceeds of an upcoming offering of its securities or from receivables. If the Company does not have an offering of its securities then repayment is due on or before February 28, 2000. If not paid by February 28, 2000, the balance accrues interest of 2% per month.

On December 31, 1999, the Company borrowed $60,000 for working capital purposes from a third party. All principal is due February 28, 2000 plus $6,000 of interest.

As of July 22, 1999, the Company had borrowed $73,500 from its President and CEO. These borrowings ("Borrowings") were for use as working capital. The Company does not expect to borrow any additional funds beyond the total amount currently borrowed from the President and CEO. Under the terms of the Borrowings, the Company will be required to repay the principal of $73,500 by July 22, 2000 with 10% interest. The Borrowings are not secured.

The Company borrowed $50,000 for use as working capital from a third party. The note bears interest at 10% , was due on August 6, 1999 and is secured by the Company's receivables. The Company is in the process of renegotiating the repayment of the Note.

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

CAPITAL  EXPENDITURES

VOIP  NETWORK

On April 30, 1999, the Company entered into an agreement with Williams, in which Williams will design, install and maintain the Company's previously discussed high speed, nationwide VoIP network. The total contract cost to the Company is approximately $100,000,000 over a five-year term. Under the terms of the agreement with Williams (the "Williams Agreement"), the Company is obligated to pay Williams $28.9 million upon delivery of the network to the Company. The Company obtained equipment financing for $26.0 million of the total contract price from Ascend Communications, Inc. The Company is responsible for the remaining $2.9 million. Please refer to Long-Term Financing, above for further details regarding the Company's financing for the purchase of its VoIP Network. In addition, the Company is obligated to pay Williams a monthly maintenance fee of approximately $188,000 and an additional set-up fee of $270,000 beginning on the first month following delivery of the Network increasing to approximately $404,000 per month through the twelfth (12th) month of the Williams Agreement. The monthly maintenance fee increases to approximately $639,000 per month beginning with the thirteenth (13th) month and thereafter until the end of the contract period. The remainder of the Williams Agreement is for its carrier services in which the Company will pay approximately $520,000 per month over the term of the contract. In addition, the financing will include a five- year warrant to purchase 315,151 shares of the Company's common stock at an exercise price of $8.25 per share. The warrant will include provisions for anti-dilution protections, net exercise and registration rights. The Williams Agreement can be terminated by the Company with six month's written notice to Williams.

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

The Year 2000 (or "Y2K") issue involves the potential for system and processing failures of date-related data resulting from computer-controlled systems using two digits rather than four to define the applicable year. For instance, computer programs that contain time-sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. We have completed a review of our computer systems and non-information technology ("non-IT") systems to identify all systems that could be affected by the Year 2000 issue. We are dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and our underlying carrier (MCI/WorldCom) of our long distance telephone service. We also rely on our own computer and non-IT systems (which consists of personal computers, internal telephone systems, internal network server, Internet server and associated software and operating systems). In conducting a review of our internal systems, we have performed operational tests of our systems which revealed no Y2K problems. As a result of our review, we have discovered no problems with our systems relating to the Y2K issue and believe that such systems are Y2K compliant. Additionally, we have obtained written assurances from all of our major suppliers of third-party computer systems and applications, indicating that they have completed a review of their respective computer systems and that such systems are Y2K compliant. Costs associated with our review were not material to our results of operations.

Although the Company did not experience any problems related to the Y2K issue at the turnover between the year 1999 and 2000, because of the complexity of the Y2K issue and the interdependence of organizations using computer systems, there can be no assurances that the Company's efforts, or those of third parties with whom it interacts, have fully resolved all possible Y2K issues. Failure to satisfactorily address the Y2K issue could have a material adverse effect on GTC. The most likely worst case Y2K scenario which management has identified to date is that, due to unanticipated Y2K compliance problems, the Company may be unable to bill its customers, in full or in part, for services used. Should this occur, it would result in a material loss of some or all gross revenue for an indeterminable amount of time, which could cause the Company to cease operations. Although the Company has received written assurances from its major suppliers that they are, or will be, Year 2000 compliant, should any such supplier fail to adequately address the Year 2000 problem, our only recourse for any damages suffered as a result would be through litigation. We have not yet developed a contingency plan to address this worst case Y2K scenario, and do not intend to develop such a plan in the future.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the three and six months ended December 31, 1999, the Company sold an aggregate of 643,500 shares resulting in net proceeds to the Company of approximately $558,465, net of offering costs of $85,035 and 1,330,500 shares resulting in net proceeds to the Company of approximately $1,185,295, net of offering costs of $145,225, respectively, to 27 "accredited" investors under an ongoing Private Offering of 2,000,000 shares of the Company's Common Stock at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In December 1999, the Company issued an aggregate of 282,575 shares to consultants and attorney's in exchange for consultation and legal services provided to the Company valued at approximately $545,150. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on January 19, 2000.

During the three months ended December 31, 1999, Paul Sandhu ("Sandhu" ), the Company's President & CEO, and Eric Clemons ("Clemons"), the Company's Chief Operating Officer, exercised options to purchase a total of 50,000 shares of the Company's common stock for $11,750.

In October 1999, the Company issued 25,000 shares of "restricted" Common Stock valued at $25,000 to an outside consultant in exchange for investor relations services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On October 4, 1999, Sandhu and Clemons canceled 581,480 and 145,370, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected in the outstanding shares as of June 30, 1999 and December 31, 1999.

In September 1999, the Company issued an aggregate of 67,675 shares to seven consultants of the Company and the Cutler Law Group, the Company's securities counsel, in exchange for consultation and legal services provided to the Company valued at approximately $271,247. The transactions were isolated transactions not involving a public offering exempt under Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 13, 1999, the Company held its Annual meeting of Shareholders. Up for consideration by the shareholders at the meeting were three proposals submitted by the Company's Board of Directors.

(a) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:


                    Number of    Number of        Number of        Number of
Name               Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------------  -----------  ---------------  ---------------  -----------

S. Paul Sandhu      10,965,262                0           78,073    5,236,664

Eric A. Clemons     10,965,262                0           78,073    5,236,664

Clay T. Whitehead   10,965,262                0           78,073    5,236,664

John M. Eger        10,965,262                0           78,073    5,236,664

(b) The second proposal up for consideration involved the approval and ratification of the GTC Telecom 1999 Omnibus Stock Option Plan for the directors, officers and employees of GTC. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:


               Number of     Number of        Number of         Number of
              Votes "For"  Votes "Against"   Votes "Abstain"   "Non-Votes"
              -----------  ---------------   ---------------   -----------
              10,375,927      15,200            652,210         5,236,662

(c) Proposal Three requested the approval of the Shareholders to amend the Articles of Incorporation of GTC to add a class of preferred stock. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:


        Number of         Number of           Number of         Number of
       Votes "For"     Votes "Against"     Votes "Abstain"     "Non-Votes"
       -----------     ---------------     ---------------     -----------
        8,349,419         666,038              78,200           7,186,342

ITEM  5.  OTHER  INFORMATION

On October 20, 1999, John M. Eger was appointed to the Board of Directors to fill a vacancy. Mr. Eger was re-elected to the Board of Directors at the Company's Annual Shareholder's meeting on December 13, 1999.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        27     Financial  Data  Schedule

(b)     Reports  on  Form  8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GTC  TELECOM  CORP.

                                   By  /s/  S.  Paul  Sandhu
                                   -------------------------
                                   S.  Paul  Sandhu
                                   President  &  CEO


Dated:  February  10,  2000