Form 10QSB
period 2000-03-31
GTC TELECOM CORP
filed 2000-05-15
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED MARCH 31, 2000
        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at May 15, 2000
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  19,263,211

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

          Consolidated Balance Sheets at March 31, 2000 (Unaudited) and
            June 30, 1999

          Consolidated Statements of Operations (Unaudited) three months and nine months ended March  31,  2000  and  1999

          Consolidated Statements of Cash Flows (Unaudited) nine months ended March 31, 2000 and 1999

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS


                                     GTC  TELECOM  CORP.
                                 CONSOLIDATED  BALANCE  SHEETS


                                                                       March 31,       June 30,
                                                                            2000          1999
                                                                     ___________   ___________
                                                                     (Unaudited)
ASSETS

Current assets:
  Cash                                                               $   532,942   $       500
  Accounts receivable                                                  1,017,278        16,889
  Deposits                                                                     -        35,500
  Prepaid expenses                                                        99,092        23,319
                                                                     ___________   ___________
    Total current assets                                               1,649,312        76,208
                                                                     ___________   ___________
Property and equipment, net of accumulated depreciation
 of $138,306 and $32,186 at March 31, 2000
 and June 30, 1999, respectively                                         340,073       365,126

Deposits                                                                 600,110       150,000

Other assets                                                              50,361        68,735
                                                                     ___________   ___________
    Total assets                                                     $ 2,639,856   $   660,069
                                                                     ===========   ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                3,016,792       688,178
  Accrued payroll and related taxes                                      511,249       167,508
  Current portion of obligation under capital lease                       66,836        61,198
  Notes payable                                                          273,500        25,000
  Deferred income                                                         25,862        12,482
                                                                     ___________   ___________
    Total current liabilities                                          3,894,239       954,366

Long-term liabilities:
  Obligation under capital lease, net of current portion                  81,841       132,697
                                                                     ___________   ___________
    Total liabilities                                                $ 3,976,080   $ 1,087,063
                                                                     ===========   ===========


Contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
     none issued and outstanding                                               -             -
  Common stock, $0.001 par value; 50,000,000 shares authorized;
     18,757,211 (unaudited) and 15,286,824 shares issued and
     outstanding at March 31, 2000 and June 30, 1999,
     respectively                                                         18,757        15,287
  Additional paid-in-capital                                           7,639,168     3,452,282
  Accumulated deficit                                                 (8,994,149)   (3,894,563)
                                                                     ___________   ___________
    Total stockholders' deficit                                       (1,336,224)     (426,994)
                                                                     ___________   ___________
    Total liabilities and stockholders' deficit                      $ 2,639,856   $   660,069
                                                                     ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements




                                                GTC  TELECOM  CORP.
                                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                                    (UNAUDITED)

                                           Nine  Months  Ended          Three  Months  Ended
                                                  March  31,                  March  31,
                                         ________________________       ___________________________
                                            2000           1999             2000            1999
                                         __________     _________       ___________    ____________


Revenues:
     Telecommunications                 $ 2,287,296   $   222,535       $ 1,442,867      $   204,573
     Internet services                       30,648             -            13,691                -
                                         __________     _________       ___________     ____________
Net revenues                              2,317,944       222,535         1,456,558          204,573
                                         __________     _________       ___________     ____________

Cost of sales:
     Telecommunications                   1,887,883        35,670         1,188,744           27,339
     Internet services                      264,572             -            29,279                -
     Third party verification-telecom       201,238        24,342           118,361           24,342
                                         __________    __________       ___________     ____________

          Total cost of sales             2,353,693        60,012         1,336,384           51,681
                                         __________    __________       ___________     ____________
Gross profit/(loss)                         (35,749)      162,523           120,174          152,892

Selling, general, and
administrative expenses                   4,997,028     2,365,424         1,827,768        1,175,758
                                         __________    ___________      ___________     ____________

Operating loss                           (5,032,777)   (2,202,901)       (1,707,594)      (1,022,866)

Interest income/(expense)                   (61,605)        4,452           (39,552)           4,402
                                         __________    ___________      ___________     ____________


Loss before provision for
income taxes                             (5,094,382)   (2,198,449)       (1,747,146)      (1,018,464)

Provision for income taxes                    5,204           600             1,704              200

                                         __________    ___________      ___________     ____________

Net loss                                 (5,099,586)   (2,199,049)       (1,748,850)      (1,018,664)
                                         ==========    ===========      ===========     ============

Basic and diluted net loss
per common share                        $     (0.31)  $     (0.18)      $     (0.10)     $     (0.08)
                                         ==========    ===========      ===========     ============

Basic and diluted weighted
average common shares outstanding        16,558,454     12,324,296       17,736,795       13,137,393
                                         ==========    ===========      ===========     ============


The accompanying notes are an integral part of these consolidated financial statements




                                      GTC  TELECOM  CORP.
                                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                        (UNAUDITED)

                                                             Nine  Months  Ended
                                                                                       March  31,
                                                           _________________________
                                                              2000          1999
                                                           ___________   ___________

Cash Flows From Operating Activities:
Net loss                                                   $(5,099,586)  $(2,199,049)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Estimated fair market value of stock issued
       for services                                          1,319,522       238,600
     Estimated fair market value of options granted to
       employees for compensation                              104,022        26,400
     Estimated fair market value of options and warrants
       granted to a director and consultants for services
       rendered                                                425,140       889,116
     Estimated fair market value of stock issued to
       employees for compensation                                    -         5,225
     Interest accrued on debt converted                          5,000             -
     Depreciation and amortization                             124,494        12,657
     Changes in operating assets and liabilities:
       Accounts receivable and other current assets         (1,040,657)     (125,935)
       Accounts payable and accrued expenses                 2,328,610       141,091
       Accrued payroll and related taxes                       343,741         8,055
       Deferred income                                          13,380             -
                                                           ___________   ___________

Net cash used in operating activities                       (1,476,334)   (1,003,840)
                                                           ___________   ___________
Cash Flows From Investing Activities:
Purchases of property and equipment                            (81,068)     (139,499)
Purchase of other assets                                             -      (122,395)
Deposits                                                      (450,110)            -
                                                           ___________   ___________
Net cash used in investing activities                         (531,178)     (261,894)
                                                           ___________   ___________

Cash Flows From Financing Activities:
Proceeds from sale of stock, net of offering
  costs of $171,005 and $319,053 for the nine months
  ended March 31, 2000 and 1999, respectively                2,215,172     1,210,947
Borrowings on note payable to stockholder                       48,500             -
Principal payments under capital lease                         (45,218)            -
Principal borrowings on notes payable                          310,000             -
Principal repayments on notes payable                          (60,000)            -
Proceeds from exercise of stock options                         71,500        57,350
Collection of stock subscription receivable, net of
  offering costs of $20,525                                          -       121,975
                                                           ___________   ___________
Net cash provided by financing activities                    2,539,954     1,390,272
                                                           ___________   ___________
Net increase in cash                                           532,442       124,538
Cash at beginning of period                                        500         3,892
                                                           ___________   ___________
Cash at end of period                                      $   532,942   $   128,430

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
       Interest                                            $    57,606   $         -
       Income taxes                                        $     5,204   $         -

Supplemental  disclosures  on  non-cash flow investing and financing activities:

During the three months ended March 31, 2000, the Company issued 55,000 shares of restricted common stock pursuant to the conversion of a note payable with a principal amount of $50,000 and $5,000 of interest.

During the nine months ended March 31, 1999, the Company issued 40,000 shares of restricted common stock pursuant to the conversion of a note payable in the amount of $80,000.

     The accompanying notes are an integral part of these consolidated financial statements.

                                GTC TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 2000, the results of operations for the three and nine months ended March 31, 2000 and cash flows for the nine months ended March 31, 2000.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the year ended June 30, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 13, 1999. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC is a single source provider of various telecommunication and internet related services. GTC was organized as a Nevada Corporation on May 17,1994 and is currently based in Costa Mesa, California.

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital, reduced cash levels, losses from operations through March 31, 2000 and a lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2000. Therefore, the Company will be required to seek additional funds to finance its long term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of GTC Telecom Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Other assets consist of PUC carrier certifications the Company must obtain in order to provide interstate and intrastate telephone service. Other assets are recorded at cost and are being amortized using the straight-line method over the useful life of 3 years. Amortization expense for the nine months ended March 31, 2000 and 1999 is $18,374 and none, respectively.

NOTE  5  -  NOTES  PAYABLE:

Notes  payable  represents:

In January 2000, the Company borrowed $200,000 for working capital purposes from a third party. The note was due February 28, 2000 plus interest of $20,000. If all unpaid principal and interest was not paid by February 28, 2000, the aggregate balance will accrue interest at 2% per month with no predetermined due date. On April 11, 2000, the Company repaid $100,000 of the principal and is in the process of renegotiating the terms of the note.

On December 31, 1999, the Company borrowed $60,000 for working capital purposes from a third party which was due February 28, 2000 plus $6,000 of interest. On March 30, 2000, the Company paid in full the principal and interest balance.

The Company borrowed funds from a stockholder for working capital purposes. The note payable accrues interest at 10% and is due July 22, 2000. As of March 31, 2000, the total balance outstanding on note payable to stockholder was $73,500.

The Company borrowed $50,000 for working capital purposes from a third party. The note bore interest at 10%, was due on August 6, 1999 and was secured by the Company's receivables. On January 4, 2000, the principal and interest due of $55,000 was converted into 55,000 shares of the Company's restricted common stock.

NOTE  6  -  COMMON  STOCK  ISSUANCES:

In January 2000, the Company issued 7,000 shares of the Company's common stock valued at approximately $13,125 in exchange for consultation services.

In January 2000, the Company issued 200,000 shares of restricted common stock valued at approximately $200,000 in lieu of rent owed by the Company from April 1999 through June 2000 for its headquarters and Customer Services operations in Costa Mesa, California.

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued 56,637 shares of common stock valued at approximately $200,000 for one year's services. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock as follows: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000; and 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $167,400 using the Black Scholes method and recorded as investor relations expense in January 2000.

During the three and nine months ended March 31, 2000, the Company sold an aggregate of 1,056,000 shares resulting in net proceeds to the Company of approximately $1,029,877, net of offering costs of $25,780 to 18 "accredited" investors and 2,386,500 shares resulting in net proceeds to the Company of approximately $2,215,172, net of offering costs of $171,005, to 42 "accredited" investors, respectively, pursuant to a Private Offering of 3,000,000 shares of the Company's Common Stock at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

During the nine months ended March 31, 2000, Paul Sandhu ("Mr. Sandhu" ), the Company's President & CEO, Eric Clemons ("Mr. Clemons"), the Company's Chief Operating Officer, and Gerald DeCiccio, the Company's Chief Financial Officer, exercised options (previously granted pursuant to their employment contracts) to purchase a total of 325,000 shares of the Company's common stock for $71,500.

During the nine months ended March 31, 2000, Mr. Sandhu and Mr. Clemons canceled 619,848 and 154,962, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected as a reduction in the outstanding shares as of June 30, 1999.

In  December  1999,  the  Company  issued  an  aggregate  of  282,575  shares to consultants and attorneys in exchange for consultation and legal services provided to the Company valued at approximately $545,150. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on January 19, 2000.

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

During the nine months ended March 31, 1999, pursuant to various third party agreements, the Company granted options and issued warrants to purchase the Company's restricted common stock. Total expense of $889,114 was recognized in the nine-month period ended March 31, 1999.

During the nine months ended March 31, 1999, the Company issued 158,000 shares of restricted common stock, valued at $158,000 to outside consultants for services rendered.

During the nine months ended March 31, 1999, the Company issued 16,050 shares of common stock, valued at $80,600 to outside consultants for services rendered.

During the nine months ended March 31, 1999, the Company issued 1,530,000 shares of restricted common stock pursuant to a private placement memorandum of $1,210,947, net of offering costs of $319,053.

In October 1998, the Company issued 40,000 shares of restricted common stock pursuant to the conversion of a note payable in the amount of $80,000.

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

NOTE  7  -  OPTIONS  AND  WARRANTS:

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

On October 18, 1999, the Company's Board of Directors ("Board") granted, pursuant to the Option Plan, an aggregate of 73,000 Incentive Stock Options (as defined by the Plan), exercisable at $2.9375 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company and an aggregate of 360,000 Non-statutory Stock Options (as defined by the Option Plan), exercisable at $1.10 per share, to the officers of the Company, resulting in $661,500 of compensation expense charged to the Company over a five year period. Total expense of $33,075 and $66,150 was recognized during the three and nine months ended March 31, 2000, respectively. During the period January 1, 2000 and May 10, 2000, an aggregate of 89,500 Incentive Stock Options (as defined by the Plan), exercisable at $1.29 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company.

On October 20, 1999, the Company granted options to purchase 526,000 shares of restricted Common Stock, at an exercise price of $1.00 per share, to John M. Eger, a director of the Company. A total of approximately $257,740 of compensation expense was recorded at the date of grant in October 1999.

During the nine months ended March 31, 1999, pursuant to various consulting and outside service provider agreements, the Company issued to various consultants, options to purchase 750,000 shares of the Company's restricted common stock at an exercise price ranging from $0.01 to $1.00 per share (the Company estimated the fair market value per share to be $1.00 on the date of each grant). The options vest on the date of grant over a pre-determined vesting schedule and are exercisable through November 2004. Total expense of $150,000 was recognized during the nine months ended March 31, 1999.

Consulting expense, pursuant to APB 25 for previously issued options, recognized in the three- and nine-month periods ended March 31, 2000, was $12,624 and $37,872, respectively.

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

On February 3, 2000, the Company terminated its agreement with Level 3 and signed a promissory note for amounts owed through that date of approximately $90,189. The promissory note requires the Company to make nine monthly installment payments of approximately $10,000 per month from February 15, 2000 through October 15, 2000. If the Company fails to make an installment payment, then the unpaid balance is immediately due and payable. As of May 10, 2000, the Company is current on the installment payments and the balance due on the promissory note is approximately $60,000. The promissory note is personally guaranteed by the Company's President & CEO. In addition, the Company is relieved of its minimum usage obligations subsequent to February 3, 2000 through the end of the contract.

On December 9, 1999, the Company entered into a consulting agreement with a third party to assist the Company in its marketing efforts. Pursuant to the Agreement, the Company is subject to the following:

1. Payment for consulting services of: (i) $8,000 each month for the calendar months of December 1999 and January 2000, (ii) $10,000 each month for calendar months February and March 2000, (iii) $12,000 each month for calendar months April and May 2000, and (iv) $1.00 retainer for each calendar month thereafter through January 2001. The payment for consulting services may be terminated by the Company or by the marketing company given thirty (30) days written notice.

2. Issue to the marketing company, up to 20,000 shares of the Company's Common Stock at a rate of one share for each billed customer brought to the Company by the marketing company by February 29, 2000, subject to a minimum of 5,000 customers. No shares have been issued or earned pursuant to this agreement through May 10, 2000.

3. In addition, the Company may issue an additional 20,000 shares of Common Stock and grant warrants to purchase 200,000 shares of the Company's Common Stock at $2.57 per share if certain customer thresholds are met, as defined. As of March 31, 2000, no additional shares have been issued or earned and no additional warrants have been granted or earned.

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

In connection with the Company's Private Offering, the Company entered into a revised Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on August 1, 1999. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with a 13% commission on gross proceeds received in connection with the July 20, 1999 private offering. In addition, the Company agreed to issue TCC options to purchase up to 300,000 shares of the Company's Common Stock at an exercise price of $1.10 per share based upon 10% of the total proceeds raised by TCC. Subsequent to the quarter ended March 31, 2000, the financing was completed and as a result, options to purchase 239,400 shares of the Company's restricted Common Stock at an exercise price of $1.10 per share will be granted.

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

NOTE  9  -  SEGMENT  REPORTING:

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The Company has four reportable segments: GTC Telecom Corp., CallingPlanet.com, Inc.,ecallingcards.com, Inc. and U.S. Main Corporation.

GTC Telecom Corp. offers a variety of services designed to meet its customers telecommunications and Internet related needs. CallingPlanet.com, Inc. offers international calling using a PC to phone connection. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet and U.S. Main Corporation offers private label telecommunications and Internet related needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The  results  of  the  segments  are  immaterial.

NOTE  10  -  SUBSEQUENT  EVENTS:

On May 1, 2000, the Board issued an aggregate of 57,500 current and previously owed shares of the Company's restricted Common Stock valued at $71,875 to the members of the Board pursuant to their agreement of director compensation. The agreement of director compensation calls for payments of $1,500 and 2,500 shares of the Company's restricted Common Stock per quarter. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On May 1, 2000, the Board granted, pursuant to the Option Plan, an aggregate of 198,350 Non-statutory Stock Options (as defined by the Plan), exercisable at $1.25 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees and officers of the Company. In addition, the Board granted options to purchase 100,000 shares of restricted Common Stock, at an exercise price of $1.25 per share (the fair market value of the Company's Common Stock on the day of grant) to the members of the Board. However, in the event that the trading price of the Company's Common Stock closes at or above $5.00 per share for a minimum of five (5) consecutive trading days, the Options shall become fully vested.

Subsequent to March 31, 2000, the Company completed its Private Offering, selling an additional 448,500 shares which resulted in a total of 2,958,000 shares sold pursuant to the Private Offering. Total proceeds of the Private Offering resulted in net proceeds to the Company of $2,721,682, net of offering costs of $235,995.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES - Revenues increased by $1,251,985 from $204,573 in the three months ended March 31, 1999 to $1,456,558 in the three months ended March 31, 2000. The increase was primarily due to the increase in telecommunications revenues of $1,238,294 and internet revenues of $13,691. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of March 31, 2000, the Company had 47,879 telecommunication customers, with usage of long distance services of approximately 24,695,000 minutes for the three months ended March 31, 2000 as compared with 1,060 customers and approximately 430,000 minutes for the three months ended March 31, 1999.

COST OF SALES - Cost of sales increased by $1,284,703 from $51,681 in the three months ended March 31, 1999 to $1,336,384 in the three months ended March 31, 2000. The increase was primarily due to the increase in carrier costs associated with the cost of long distance service of $1,161,405 and third party verification costs associated with the increase in the newly acquired customers of $94,019 for the three months ended March 31, 2000. In addition, the Company incurred $29,279 of costs associated with its Internet services for the three months ended March 31, 2000. As a percentage of revenue, cost of sales was 91.7% and 25.3% resulting in a gross margin of 8.3% and 74.7% for the three months ended March 31, 2000 and 1999, respectively. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company which directly ties these fees to the internet subscriber base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $652,010 or 55.5% from $1,175,758 in the three months ended March 31, 1999 to $1,827,768 in the three months ended March 31, 2000. For the three months ended March 31, 1999, the Company began to realize sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the three months ended March 31, 2000 were comprised primarily of stock and options valued at $380,525 issued in exchange for services, options valued at approximately $45,699 as supplemental compensation given to certain key employees; approximately $588,093 in salaries and related taxes paid to employees; Internet support costs of $24,560; depreciation expense of $43,310; and $745,581 of other operating expenses, primarily rent, legal services, LEC fees, and bad debts. S,G&A expenses for the three months ended March 31, 1999 were comprised primarily of shares valued at $79,750 issued to vendors in exchange for services and rent; advertising expense of $102,237; bad debts of $251,591; stock and options valued at $5,587 issued to supplement compensation to certain key employees; and $736,593 of other operating expenses, primarily rent and salaries. Net loss was $1,748,850 and $1,018,664 for the three months ended March 31,2000 and 1999, respectively.

NINE  MONTHS  ENDED  MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

REVENUES - Revenues increased by $2,095,409 from $222,535 in the nine months ended March 31, 1999 to $2,317,944 in the nine months ended March 31, 2000. The increase was primarily due to the increase in telecommunications revenues of $2,064,761 and internet revenues of $30,648. For the nine months ended March 31, 1999, the Company had just begun marketing its services. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of March 31, 2000, the Company had 47,879 telecommunication customers, with usage of long distance services of approximately 38,322,000 minutes for the nine months ended March 31, 2000 as compared with 1,060 customers and approximately 560,000 minutes for the nine months ended March 31, 1999.

COST OF SALES - Cost of sales increased by $2,293,681 from $60,012 in the nine months ended March 31, 1999 to $2,353,693 in the nine months ended March 31, 2000. The increase was primarily due to the increase in carrier costs associated with the cost of long distance service of $1,852,213 and third party verification costs associated with the increase in the newly acquired customers of $176,896 for the nine months ended March 31, 2000. In addition, the Company incurred $264,572 of costs associated with its Internet services for the nine months ended March 31, 2000. As a percentage of revenue, cost of sales was 101.5% and 27.0% resulting in a gross loss of 1.5% and a gross margin of 73.0% for the nine months ended March 31, 2000 and 1999, respectively. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company which directly ties these fees to the internet subscriber base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $2,631,604 or 111.3% from $2,365,424 in the nine months ended March 31, 1999 to $4,997,028 in the nine months ended March 31, 2000. For the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999, the Company began to realize sales from its telecommunications and internet customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the nine months ended March 31, 2000 were comprised primarily of shares valued at approximately $50,000 issued to a vendor for deferment of rent; options valued at approximately $361,762 issued to a director of the Company and to supplement compensation to certain key employees; stock and options valued at $380,525 issued in exchange for services; approximately $1,486,354 in salaries and related taxes paid to employees; advertising expenses of $448,587; Internet support costs of $454,283; bad debts of $241,136; depreciation expense of $124,494; and $1,449,887 of other operating expenses, primarily rent, legal, audit services, and LEC fees. S,G&A expenses for the nine months ended March 31, 1999 were comprised primarily of options valued at $595,998 issued in exchange for services; shares valued at $238,600 issued to vendors in exchange for services and rent; approximately $330,319 in salaries and related taxes paid to employees; advertising expense of $253,402; bad debts of $251,591; stock and options valued at $31,625 issued to supplement compensation to certain key employees; and $663,889 of other operating expenses, primarily rent and investor relations expenses. Net loss was $5,099,586 and $2,199,049 for the nine months ended March 31, 2000 and 1999, respectively.

ASSETS AND LIABILITIES - Assets increased by $1,979,787 from $660,069 as of June 30, 1999 to $2,639,856 as of March 31, 2000. The increase was due primarily to increases in cash of $532,442, long-term deposits of $450,110, associated with the purchase of the Company's VoIP network, accounts receivables of $1,000,389 and decreases in other assets of $3,154, associated with the increase in customer usage. Liabilities increased by $2,889,017 from $1,087,063 as of June 30, 1999 to $3,976,080 as of March 31, 2000. The increase was due primarily to increases in accounts payable and accrued expenses of $2,328,614, payroll and payroll related liabilities of $343,741, notes payable of $248,500 and increases in other liabilities of $13,380, offset primarily by the decrease in capitalized lease obligations of $45,218, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(909,230) from $(426,994) as of June 30, 1999 to $(1,336,224) as of March 31, 2000. The
increase was attributable to the net loss of $5,099,586 in the nine months ended March 31, 2000, offset primarily by the fair market value of stock issued for services of $1,319,522; the fair market value of options granted to a director of the Company and consultants for services rendered of $425,140; the fair market value of options granted to employees for compensation of $104,022; the exercise of stock options of $71,500; the conversion of a note payable of approximately $50,000; amounts raised in the Company's recent private offerings of its common stock of $2,215,172, net of offering costs of $171,005; and interest accrued on debt converted of $5,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had positive cash flows of $532,442 in the nine months ended March 31, 2000 resulting from $2,539,954 of cash provided by the Company's financing activities, offset by $1,476,334 of cash used in operating activities and $531,178 of cash used in investing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $1,476,334 in the nine months ended March 31, 2000 was primarily due to a net loss of $5,099,586, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $2,328,610, accrued payroll and related taxes of $343,741 and deferred income of $13,380, offset partially by accounts receivable and prepaid expenses of $1,040,657; the fair market value of stock issued for services of $1,319,522; the fair market value of options granted to a director of the Company and consultants for services rendered of $425,140; the fair market value of options granted to employees for compensation of $104,022; depreciation expense of $124,494; and interest accrued on debt converted of $5,000.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $531,178 in the nine months ended March 31, 2000 funded deposits of $450,110 and the purchases of property and equipment of $81,068.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $2,539,954 in the nine months ended March 31, 2000 was primarily due to the proceeds from sales of the Company's common stock of $2,215,172, net of offering costs of $171,005; borrowings of short term debt of $298,500 and proceeds from the exercise of stock options of $71,500; offset primarily by repayments on capitalized lease obligations of $45,218.

SHORT-TERM FINANCING - As of June 30, 1999, the Company had raised approximately $108,450, net of offering costs of $14,550, through the sale of 123,000 shares of its common stock. During the three and nine months ended March 31, 2000, the Company has sold an aggregate of 1,056,000 shares resulting in net proceeds to the Company of approximately $1,029,877, net of offering costs of $25,780 and 2,386,500 shares resulting in net proceeds to the Company of approximately $2,215,172, net of offering costs of $171,005, respectively, of its "restricted" common stock pursuant to a private placement offering ("Private Offering") of 3,000,000 shares of the Company's common stock.

On May 10, 2000, the Company completed its Private Offering, selling an additional 448,500 shares which resulted in a total of 2,958,000 shares sold pursuant to the Private Offering. Total proceeds of the Private Offering resulted in net proceeds to the Company of $2,721,682, net of offering costs of $235,995.

In connection with the Company's Private Offering, the Company entered into a revised Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker on August 1, 1999. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with a 13% commission on gross proceeds received in connection with the July 20, 1999 private offering. In addition, the Company agreed to issue TCC options to purchase up to 300,000 shares of the Company's Common Stock at an exercise price of $1.10 per share based upon 10% of the total proceeds raised by TCC. Subsequent to the quarter ended March 31, 2000, the financing was completed and as a result, options to purchase 239,400 shares of the Company's restricted Common Stock at an exercise price of $1.10 per share will be granted.

In January 2000, the Company entered into a short term note ("Term Note") with an unrelated individual for $200,000 for working capital purposes. Under the terms of the Term Note, the Company is required to repay the principal amount of $200,000 plus one interest payment equal to $20,000 from the proceeds of an upcoming offering of its securities or from receivables. If the Company does not have an offering of its securities then repayment is due on or before February 28, 2000. If not paid by February 28, 2000, the balance accrues interest of 2% per month. On April 11, 2000, the Company repaid $100,000 of the principal and is in the process of renegotiating the terms of the note.

On March 31, 1999, the Company borrowed $60,000 for working capital purposes from a third party. All principal is due February 28, 2000 plus $6,000 of interest. On March 30, 2000, the Company repaid the principal and interest of $66,000.

The Company borrowed $50,000 for use as working capital from a third party. The note bears interest at 10%, was due on August 6, 1999 and is secured by the Company's receivables. On January 4, 2000, the principal and interest due of $55,000 was converted into 55,000 shares of the Company's restricted common stock.

The funds from the sale of the Company's common stock as described above will be used to fund the Company's ongoing operations. The Company does not currently have sufficient capital to fund the acquisition of the Company's VoIP network, and will need to raise such funds either through the additional sale of its Common Stock or through debt financing (Please refer to the General Overview, Long-Term Financing, and Capital Expenditure B VoIP Network section of this document for further information). No assurances can be given, however, that the Company will be able to raise the capital necessary to complete the acquisition of its VoIP network. The failure to obtain the necessary capital for its VoIP network will have a material adverse effect on the Company's results of operations.

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

As a result of the Company's amended agreement with MCI/WorldCom, the Company determined that it was necessary to reconfigure its VoIP network as previously described. In August 1999, the Company began negotiations with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams") to reevaluate the configuration of the VoIP network. This reevaluation may or may not result in a reduction of the cost of the VoIP network. The previously scheduled January 2000 launch date of the VoIP network will be significantly delayed as a result of such reevaluation. The Company anticipates that such reevaluation will be completed by the third quarter of the year 2000.

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

The Company believes that its anticipated funds from operations and funds from the sale of its recent Private Offering will be insufficient to fund its capital expenditures, working capital, and other cash requirements through at least June 2000. Therefore, the Company will be required to seek additional funds to finance its long term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations and capital expenditures for the next 12 months and will have a material adverse effect on the Company's long-term results of operations.

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

As a result of the Company's amended agreement with MCI/WorldCom, the Company determined that it was necessary to reconfigure its VoIP network as previously described. In August 1999, the Company began negotiations with Williams to reevaluate the configuration of the VoIP network. This reevaluation may or may not result in a reduction of the cost of the VoIP network. The previously scheduled January 2000 launch date of the VoIP network will be significantly delayed as a result of such reevaluation. The Company anticipates that such reevaluation will be completed by the third quarter of the year 2000.

OTHER  CAPITAL  EXPENDITURES

The Company also expects to purchase approximately $200,000 of additional equipment in connection with the expansion of its business. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds. (See Long-Term Financing in this section).

SUBSIDIARIES

The Company has formed three wholly owned subsidiaries that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The three subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc. and U.S. Main Corporation.

CallingPlanet.com, Inc. offers international calling using a PC to phone connection. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet and U.S. Main Corporation offers private label telecommunications and Internet related needs.

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 1999 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In January 2000, the Company issued 200,000 shares of restricted Common Stock valued at approximately $200,000 in lieu of rent owed by the Company from April 1999 through June 2000 for its headquarters and Customer Services operations in Costa Mesa, California.

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company is required to issue common stock in an amount equivalent to $200,000 for one year's services based on the closing bid price on January 28, 2000 of $3.53125 per share. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock. The options will be granted over the following schedule: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $167,400 using the Black Scholes method and recorded as investor relations expense in January 2000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

As of May 10, 2000, the Company completed a Private Offering of 2,958,000 shares resulting in net proceeds to the Company of approximately $2,721,682, net of offering costs of $235,995 to 44 "accredited" investors pursuant to a Private Offering of 3,000,000 shares of the Company's Common Stock at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

During the three and nine months ended March 31, 2000, Paul Sandhu ("Sandhu" ), the Company's President & CEO, Eric Clemons ("Clemons"), the Company's Chief Operating Officer, and Gerald DeCiccio, the Company's Chief Financial Officer, exercised options to purchase a total of 275,000 shares of the Company's common stock for $59,750 and 325,000 shares of the Company's common stock for $71,500, respectively. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended March 31, 2000.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(4)     Exhibits

27     Financial  Data  Schedule

(5)     Reports  on  Form  8-K

     None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GTC  TELECOM  CORP.

                                               By  /s/  S.  Paul  Sandhu
                                               ------------------------------
                                               S.  Paul  Sandhu
                                               President  &  CEO


Dated:  May  15,  2000