Form 10KSB
period 2000-06-30
GTC TELECOM CORP
filed 2000-10-04
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended June 30, 2000

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

Yes  __X__     No  _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its most recent fiscal year.     $4,696,087

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $7,147,788

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 19,967,544

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

GenTel  Communications,  was  formerly  known  as  GenX,  LLC ("GenX").  GenX, a
Delaware limited liability company was formed on May 29, 1997. GenTel Communications, a Colorado corporation was formed on December 9, 1997 and was inactive until its reorganization with GenX. Effective February 3, 1998, pursuant to a plan of reorganization, the members of GenX converted their members' interest into 8,786,950 shares of the Common Stock of GenTel. Subsequently, GenX was dissolved. At the time of its acquisition by Bobernco, GenTel operated as provider of long distance telephone services.

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

BUSINESS  OF  THE  COMPANY

GTC currently offers a variety of services designed to meet its customers' telecommunications and Internet related needs. The Company's services consists of the following:

TELECOMMUNICATIONS  RELATED  SERVICES

GTC is currently licensed in every state (except Alaska) and the District of Columbia to provide long distance telecommunications services. The Company primarily services small and medium sized businesses and residential customers throughout the United States and has positioned itself to be a low-cost provider in the marketplace. By offering low rates, the Company expects to add customers at an accelerated pace. To date, the Company has operated as a switchless(1), nonfacilities-based reseller of long distance services. By committing to purchase large usage volumes from carriers such as MCI/WorldCom, Inc. pursuant to contract tariffs(2), the Company has been able to procure substantial discounts and offer low-cost, high-quality long distance services to its customers at rates below the current standard industry levels.

The Company provides long distance telephone service under a variety of plans. These include outbound service, inbound toll-free 800 service and dedicated private line(3) service for data. The Company does not currently provide local telephone service. The Company's long distance services are billed on a monthly basis either directly by the Company or by the Local Exchange Carrier(4) ("LEC") through the services of Billing Concepts, Inc., dba U.S. Billing ("USBI"). If these services are billed directly by the Company, the customer has a choice of paying by credit card or sending payment to the Company. If these services are billed by the LEC, the LEC is responsible for collecting the amount billed and remitting the proceeds to the Company. In addition, the Company has recently obtained licenses in the states of New York, New Jersey and South Dakota to operate as a Competitive Local Exchange Carrier ("CLEC"). As a result, the Company is also exploring the possibility of providing local telephone service. Whether the Company will be able to provide local telephone services is dependent on its ability to negotiate contracts with third-party providers of local telephone service on favorable terms. The Company has initiated negotiations with certain local telephone providers but has not reached any agreements. Therefore, there can be no assurances that the Company will be able to offer local telephone service.

INTERNET  RELATED  SERVICES

The Company provides international PC-to-phone telecommunication services through its wholly-owned subsidiary CallingPlanet.com, as well as a variety of Internet related services. These services, available to both consumer and business users, include prepaid calling cards through the Company's wholly-owned subsidiary ecallingcards.com web site; Internet Services Provider access through dial-up(5), Digital Subscriber Line ("DSL")(6), and Wireless T-1(7) methods and Internet Web Page development and hosting services(8). The Company's Internet related services are billed using the same methods as those used for billing its Telecommunication services. The Company's Internet related services, with the exception of its prepaid calling cards, are provided pursuant to contracts with third-party providers, who remain competitors with the Company. By contracting with third-party providers to purchase large quantities of usage volumes, the Company is able to secure significant discounts which then allows the Company to offer these services to its end-users at rates equal to or less than its competitors.

------------------------------------
(1) Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.
(2) Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.
(3) Private Line uses circuits dedicated to a specific customer to connect that customer's equipment to both ends of the line.
(4) A company  providing  local  telephone  service.
(5) Modem  access  via  traditional  telephone  lines.
(6) Digital Subscriber Line ("DSL") utilizes advanced technology to transmit data over copper lines at speeds up to 1,000 times faster than Dial-Up service.
(7) Wireless T-1 services are Internet connections using microwave or radio frequencies, without the use of a cable connection, that can transfer data at speeds up to 1.5 million bits-per-second.
(8) Web Page Hosting services permits customers to market themselves on the Internet without having to invest significantly in technology infrastructure and operations staff.

The Company's Internet Service Provider Access service is currently provided on a nationwide basis. Dial-up service provides unlimited Internet access and several related services using conventional modems at access speeds up to 56 kbps for a monthly fee of $9.95. DSL service provides a faster, more efficient method for communicating digital data over telephone lines. DSL speeds are significantly faster than conventional modem speeds (up to 1.1 Mbps versus 56 kbps for Dial-up service). The monthly DSL service charge ranges from $59.95 to $249.95 depending on speed and service options. A one-time set-up fee of $150 is also charged.

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

TELECOMMUNICATIONS  INDUSTRY  BACKGROUND

The $94.4 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI/WorldCom and Sprint, which together generated approximately 79.2% of the aggregate revenue of all U.S. long distance interexchange carriers in 1998. Other long distance companies, some with national capabilities, accounted for the remainder of the market.

Based on published FCC(9) estimates toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $94.4 billion in 1998. While industry revenues have grown at a compounded annual rate of 6.6% since 1984, the revenues of carriers other than AT&T, MCI/WorldCom and Sprint have grown at a compounded rate of 32.1% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI/WorldCom and Sprint has grown from 2.6% in 1984 to 20.8% in 1998. During the same period, the market share of AT&T declined from 90.1% to 43.1%.

Prior to the Telecommunications Act, signed by President Clinton on February 8, 1996, the long distance telecommunications industry had been principally shaped by a court decree between AT&T and the United States Department of Justice, known as the Modification of Final Judgment (the "Consent Decree") that in 1984 required the divestiture by AT&T of its 22 Bell operating companies and divided the country into some 200 Local Access and Transport Areas, or "LATAs". The 22 operating companies, which were combined into seven Regional Bell Operating Companies, or "RBOCs", were given the right to provide local telephone service, local access service to long distance carriers and intraLATA toll service (service within LATAs), but were prohibited from providing interLATA service
(service between LATAs). The right to provide interLATA service was maintained by AT&T and the other carriers.

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

The Telecommunications Act of 1996 (the "Act"), is intended to introduce more competition to U.S. telecommunications markets. In addition to codifying the provisions of the Consent Decree, the Act codifies the LEC's equal access and nondiscrimination obligations with respect to the local services market by requiring LECs to permit interconnection(10) to their networks and establishing among other things, LEC obligations with respect to

---------------------------------
(9) As published on the FCC's Website located at www.fcc.gov/Bureaus/Common_Carrier/Reports/FCC-State_Link/SOCC/98socc.pdf.
(10) Customer equipment (i.e. customer's telephone or modem) which connects to the service provider's equipment.

access, resale, number portability(11), dialing parity(12), access to rights-of-way(13), and mutual compensation. In essence, the Act codifies the LEC's duty to provide to independent service providers (such as the Company) access to the LEC's network under the same terms and restrictions which the LEC is subject to. The Act allows the Company to compete with previously established long distance and local telephone providers under the same terms and conditions as those providers are subject to.

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

DEVELOPMENT  AND  STRATEGY  OF  THE  COMPANY

The Company's telecommunication services are currently licensed in every state (except Alaska) and the District of Columbia.

The Company plans to market its products and services using six important, but very distinct, strategies as follows:

Independent  Affiliates

The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. GTC has already been quite successful in establishing these alliances with known companies, such as OnLineChoice.com, NewsMax, GetConnected and GlobalNet2000, in the telecommunication and Internet service industries.

Internet  Use

The second method of marketing the Company's products and services utilizes the Internet. The Company currently markets and distributes its telecommunications and Internet related services through the Internet utilizing its www.gtctelecom.com and its wholly-owned subsidiary www.ecallingcards.com websites. It also markets international calling plans through its wholly-owned subsidiary www.CallingPlanet.com, as well as co-brand calling cards and advertise domestic long distance rates on the Internet. Co-branding is done through joint agreements such as Community Connect Inc.'s online community for Asian Americans, www.AsianAvenue.com.

Regarding CallingPlanet.com, GTC will focus on marketing through local partners and vendors in each country. CallingPlanet.com will also target customers who do not have PC's or Internet connections by encouraging the local partners to open Kiosks equipped with PC's and Internet hook-up. Through these marketing partners, CallingPlanet.com's goal is to be a household name worldwide and the planet calling area.

GTC will leverage the use of the Internet to promote product lines and enhance business processes.

Company  Sales  Force

The third method of marketing utilizes the Company's own sales force and independent sales agents. A sales force will be developed that consists of properly trained professionals from within the industry who are looking for an opportunity to sell at rates that are lower than the industry standard. The Company has already engaged in discussions with many such potential representatives to work on a commission-only basis.

------------------------------
(11) Number portability is the capability of individuals, businesses, and organizations to retain their existing telephone number(s)
(12) The duty to provide dialing parity to competing providers of telephone exchange service and telephone toll service, and the duty to permit all such providers to have nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays
(13) The duty to afford access to the poles, ducts, conduits, and rights-of-way of a LEC to competing providers of telecommunications services on same rates and terms afforded to the LEC.

Many of these professionals will come from companies such as WorldCom, LCI International, TelCo and Frontier Communications where the average calling rate is 10-12 cents per minute. The Company Vice President of Sales comes from WorldCom with an extensive sales and marketing background in the telecommunications industry.

Advertising

GTC will employ an aggressive concentrated media campaign that utilizes a professional advertising agency as its fourth method of marketing. The Company launched its first media campaign on March 1, 1999, utilizing television and radio advertisement and print media targeting Southern California, as well as nationwide audiences, using cable television advertisements. The Company intends to continue to utilize both broadcasting and print media campaigns in the future given sufficient funds.

GTC has also been very successful in obtaining new customers through important "word-of-mouth" free advertising. Many customers are extremely satisfied with the service provided by the Company and inform relatives or friends about GTC's excellent rates and this invaluable free advertising for the Company results in new business.

Direct  Marketing

The fifth method of marketing the Company's products and services is direct marketing. The Company has developed brochures for all products and services that can be used as a direct marketing tool and for product promotions. In addition, GTC is considering direct mail marketing for new target markets.

National  Recognition

The Company will continue to pursue and capitalize on national media recognition, as it has done with Kiplinger and Consumer Reports, to boost consumer awareness in the marketplace. GTC will capitalize on this type of recognition through strategic press releases and other media opportunities.

The Company believes these six marketing methods will be adequate to sustain the Company now and for the foreseeable future.

COMPETITION

Telecommunication  Services

The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants, including AT&T Corp., MCI/WorldCom, Sprint Corporation, local exchange carriers such as Bell Atlantic, and other national and regional interexchange carriers. Competition in the long distance business is based upon pricing, customer service, billing services and perceived quality. The Company competes against various national and regional long distance carriers that are composed of both facilities-based providers (those that carry long distance traffic on their own equipment) and switchless resellers (those that resale long distance carried by facilities-based providers) offering essentially the same services as the Company. Several of the Company's competitors are substantially larger and have greater financial, technical and marketing resources. The Company believes that it is able to compete with these competitors by providing high quality service at the lowest price possible.

The Company believes that the pricing strategies and cost structures of the major long distance carriers have resulted historically in their charging higher rates to the small-to-medium sized business customer. Small-to- medium-sized business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. By committing to large volumes of traffic, the Company is guaranteeing traffic to the major long distance carrier while relieving the major long distance carrier of the administrative burden of qualifying and servicing large numbers of small-to-medium-sized accounts. To be successful, the Company believes that it must have lower overhead costs and be able to efficiently market the long distance product, process orders, verify credit and provide customer service to a large number of accounts. Although the Company believes it has human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by its competitors. There can be no assurances that the Company will be able to compete successfully in these markets.

The Company currently links its switching equipment with transmission facilities and services purchased or leased from MCI/WorldCom and will continue to resell services obtained from MCI/WorldCom, which will remain a competitor of the Company for the provisioning of telecommunications services. However, there can be no assurances that the Company will be able to continue to provide its telecommunication services through MCI/WorldCom.

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

The Company believes that its Internet Related Services are marketed at competitive rates and provide quality and services comparable to its competitors. However, the Company's Internet Related Services are intended to be a value-added service to attract customers to the Company's Telecommunication Services as opposed to a revenue-generating service. The Company offers unlimited dial-up service for $9.95 per month and DSL service at rates ranging from $59.95 to $249.95 per month. The Company anticipates that revenue generated exclusively from the Company's Internet Related Services will be immaterial to the Company's results of operations. Rather, the Company expects to derive sufficient revenue from its Telecommunication Services and Internet related advertising revenue to pay for the costs of its Internet Related Services.

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

MAJOR  SUPPLIERS

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of the three-year contract entered into with MCI/WorldCom on August 10, 1998 the Company is obligated to a minimum monthly commitment of $10,000 commencing March 1999. The contract expires on September 30, 2001.

In August 1999, the Company entered into negotiations with MCI/WorldCom in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract between the Company and MCI/WorldCom whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. In an effort to continue to reduce its long distance network transmission costs, the Company successfully negotiated an additional amendment to its contract with MCI/WorldCom in September 2000. The amendment further reduces the Company's network transmission costs by approximately 30%. In addition, under the terms of the amendment, the contract is extended to August 31, 2003 and the minimum monthly purchase requirement increased to $400,000 per month for the months August 2000 to January 2001 and then increases to $520,000 per month from February 2001 to the end of the contract. The total minimum purchase requirement of the contract increased to $18,000,000. All remaining material terms of the contract remain the same.

Pursuant to the terms of the contract with MCI/WorldCom, the Company must pay liquidated damages in an amount equal to the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates the contract prior to the expiration date. Although the Company believes that its relationship with MCI/WorldCom is strong and should remain so with continued contract compliance, the termination of the Company's contract with MCI/WorldCom, the loss of telecommunications services provided by MCI/WorldCom, or a reduction in the quality of service the Company receives from MCI/WorldCom could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by MCI/WorldCom. There can be no assurance that accurate information will be provided by MCI/WorldCom on a timely basis, the failure of which would have a material adverse effect on the Company's results of operations.

On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams (Please refer to Item 6. Management's Discussion and Analysis or Plan of Operation Long-Term Financing section of this document for further information).

In the event that MCI/WorldCom were to discontinue its service to the Company, the Company believes, based upon discussions that the Company has had with other long distance providers and based on such providers' published contract tariffs, that it could negotiate and obtain contracts with other long distance providers to resell long distance services at rates at its current contract tariffs with MCI/WorldCom. If the Company were to enter into contracts with another provider, however, the Company believes it would take approximately thirty (30) days to switch end users to that provider. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with MCI/WorldCom or the loss of telecommunications services from MCI/WorldCom would likely have a material adverse effect on the Company's results of operations and financial condition. In an effort to minimize the Company's dependence on MCI/WorldCom, the Company plans on either purchasing its own switching facilities or entering into additional provisioning agreements with alternative long distance providers. However, there can no assurances that the Company will be able to purchase such facilities or that the Company will be able to negotiate such contracts on favorable terms.

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to a one-year agreement with Ziplink, Inc. for the provisioning of the Company's Internet Service Provider Access service. Pursuant to the Agreement, the Company is subject to a monthly minimum commitment of $500. Although the Company believes that its relationship with Ziplink is strong and should remain so with continued contract compliance, the termination of the Company's contract with Ziplink, the loss of Internet services provided by Ziplink, or a reduction in the quality of service the Company receives from Ziplink could have a material adverse effect on the Company's results of operations. In the event that Ziplink were to discontinue its service to the Company, the Company believes, based upon discussions that the Company has had with other Internet service providers, that it could negotiate and obtain contracts with Internet service providers at comparable rates.

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

State

The Company is subject to varying levels of regulation in the states in which it currently provides intrastate telecommunications services. The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing its rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

As the Company expands its efforts to resell long distance services, the Company will have to remain attentive to relevant federal and state regulations. FCC rules prohibit switching (also commonly known as "Slamming") of a consumer's long distance provider without the consumer's consent and specify how that consent can be obtained. Most states have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. The Company intends to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of direct marketing efforts.

The Company is not currently subject to any State or Federal regulation with respect to its Internet related services. However, there can be no assurances that the Company will not be subject to such regulations in the future. Additionally, the Company is not aware of any pending legislation that would have a material adverse effect on the Company's operations.

PATENTS,  TRADEMARKS,  LICENSES

The Company does not depend upon any patents or trademarks to conduct its business; nor does the Company hold any such patents or trademarks. The Company is required to hold licenses with the Federal Communication Commission for the operation of its telecommunication services. The Company is also required to hold licenses in the states in which it provides intrastate long distance services. Currently, the Company is licensed in every state (except Alaska) and the District of Columbia to provide intrastate services. The Company's federal and state telecommunication licenses are of indefinite length and will remain effective so long as the Company complies with all Federal and State regulations.

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

NUMBER  OF  EMPLOYEES

As of September 30, 2000, the Company employed approximately 74 people on a full time basis.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Effective June 1, 1998, the Company began leasing approximately 2,712 square feet of administrative office space in Costa Mesa, California at a monthly rental rate of $5,017 per month. This facility serves as the Company's headquarters and primary place of business. The monthly rental rate increased to $5,869 on June 1, 2000. The lease expires on May 31, 2001.

In addition, on February 8, 1999, the Company entered into a month-to-month lease for approximately 1,987 square feet of office space for its customer service operation, at a monthly rental rate of $3,676 per month, at its headquarters building in Costa Mesa.

On September 23, 1999, the Company entered into an addendum to its existing June 1, 1998 lease. This addendum replaces the February 8, 1999 lease for its customer service operation. Beginning October 1, 1999, the revised lease obligates the Company to an additional lease for approximately 2,973 square feet for its customer service operation, a monthly rental rate of $ 6,095 per month and for the Company to pay the first three months rent. This addendum is coterminous with the Company's June 1, 1998 lease and will automatically expire on May 31, 2001, unless previously terminated by the Company or by Lessor given ninety (90) days written notice. The monthly rental rate increased to $6,434 on June 30, 2000.

Beginning January 17, 2000, the Company leased an additional 2,934 square feet for continued expansion of its customer service operation at a monthly rental rate of $6,295 and for the Company to pay the first three and one-half months rent. The addendum is coterminous with the Company's June 1, 1998 lease and will automatically expire on May 31, 2001, unless previously terminated by the Company or by the lessor given ninety (90) days written notice. The monthly rental rate increased to $6,347 on June 30, 2000.

With this addendum, the Company leases a total of 8,621 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $18,650.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2000.

                                     PART II

ITEM  5.      MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was not listed on the NASDAQ Bulletin Board during 1997. On April 21, 1998, the Company's Common Stock began listing on the NASDAQ exchange under the trading symbol BBRI. However, the Company's Common Stock did not begin trading until after the Company acquired GenTel on August 31, 1998 wherein the trading symbol for the Company's Common Stock changed to GTCC.



        CALENDAR                                   BID  PRICES
          YEAR         PERIOD                   HIGH         LOW
--------------------------------------------------------------------------------
          1998         First Quarter            n/a          n/a
                       Second  Quarter          n/a          n/a
                       Third  Quarter           4.75         4.50
                       Fourth  Quarter          4.41         3.33

          1999         First  Quarter          11.125        3.25
                       Second  Quarter          8.625        3.56
                       Third  Quarter           4.937        2.00
                       Fourth  Quarter          3.8125       1.75

          2000         First  Quarter           3.75         1.71875
                       Second  Quarter          2.09375      0.7188
                       Third  Quarter           0.8438       0.50


On September 30, 2000, the last sales price per share of the Company's common stock, as reported by the NASDAQ Bulletin Board, was $0.50.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on September 30, 2000 was approximately 203. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During fiscal year 2000, the Company completed a private offering of 2,825,000 shares of the Company's "restricted" Common Stock resulting in net proceeds to the Company of approximately $2,536,605, net of offering costs of $288,395 to 44 "accredited" investors at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

In  December  1999,  the  Company  issued  an  aggregate  of  282,575  shares to consultants and attorneys in exchange for consultation and legal services provided to the Company valued at approximately $539,666. The transactions were isolated transactions not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on January 19, 2000.

In January 2000, the Company issued 7,000 shares of the Company's common stock valued at approximately $13,118 in exchange for consultation services. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on May 19, 2000.

In January 2000, the Company issued 200,000 shares of restricted common stock valued at approximately $200,000 in lieu of rent owed by the Company from April 1999 through June 2000 for its headquarters and Customer Services operations in Costa Mesa, California. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued 56,637 shares of common stock valued at approximately $199,943 for one year's services. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock as follows: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000; and 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense in January 2000. The transactions were isolated transactions not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933. As of September 30, 2000, no options have been exercised.

In January 2000, the Company issued 55,000 shares of restricted common stock pursuant to the conversion of a note payable with a principal amount of $50,000 and $5,000 of interest. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

In May 2000, the Company issued an aggregate of 456,833 shares to consultants and attorneys in exchange for consultation and legal services provided to the Company valued at approximately $682,000. The transactions were isolated transactions not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on Form S-8 filed with the Securities and Exchange Commission on May 19, 2000.

In May 2000, the Company issued 15,000 shares of "restricted" Common Stock valued at $15,000 to the Cutler Law Group, the Company's securities counsel in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In May 2000, the Company issued 250,000 shares of restricted common stock resulting in proceeds to the Company of $250,000 to "accredited" investors at a price of $1.00 per share. The offering was conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

During fiscal year 2000, Paul Sandhu ("Mr. Sandhu"), the Company's President & CEO, Eric Clemons ("Mr. Clemons"), the Company's Chief Operating Officer, Gerald DeCiccio, the Company's Chief Financial Officer, and other employees of the Company, exercised options (previously granted pursuant to their employment contracts) to purchase a total of 375,000 shares of the Company's common stock in lieu of salary for $72,250.

During fiscal year 2000, Mr. Sandhu and Mr. Clemons canceled 619,848 and 154,962, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected as a reduction in the outstanding shares as of July 1, 1998.

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

Recently, the Company began providing a number of Internet related services such as: the sale of electronic calling cards on its ecallingcards.com web site; Internet access via Dial-Up, Wireless T-1, and DSL; and Internet Web Page Hosting services. However, the Company's Internet related services are intended to be a value-added service to attract customers to the Company's
Telecommunication  services  as  opposed  to  a  revenue  generating  service.

The Company's services are marketed nationwide through broadcasting and print media, telemarketing, independent sales agents and its own sales force.

The Company's revenues consist of revenues from telecommunication and Internet related services. These revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned.

Cost of Sales consists of telecommunications service costs and the costs of providing internet access. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect at the time of the call. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third-party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY
FISCAL  YEAR  ENDED  JUNE  30,  2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

REVENUES - Revenues increased by $4,407,075 from $289,012 for the year ended June 30, 1999 to $4,696,087 for the year ended June 30, 2000. The increase was due primarily to the increase in telecommunications revenues of $4,365,910 and internet revenues of $41,165. During the year ended June 30, 1999, the Company began selling its services pursuant to its business plan which resulted in revenues comprised primarily of $183,116 for web development and hosting and $105,896 from telecommunication services. As of June 30, 2000, the Company had approximately 65,555 telecommunication customers, with usage of long distance services of approximately 74,033,000 minutes for the year ended June 30, 2000 as compared with approximately 2,023 telecommunication customers, with usage of long distance services of approximately 1,709,000 minutes for the year ended June 30, 1999.

COST OF SALES - Cost of sales increased by $3,932,674 from $99,913 for the year ended June 30, 1999 to $4,032,587 for the year ended June 30, 2000. The increase was primarily due to the increase in carrier costs associated with the cost of long distance service of $3,655,785 for the year ended June 30, 2000. In addition, the Company incurred $276,889 of costs associated with its Internet services for the year ended June 30, 2000. As a percentage of revenue, cost of sales was 85.9% and 34.6% resulting in a gross margin of 14.1% and 65.4% for the years ended June 30, 2000 and 1999, respectively. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company which directly ties these fees to the internet subscriber base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $4,143,320 or 116.6% from $3,553,512 for the year ended June 30, 1999 to $7,696,832 for the year ended June 30, 2000. For the year ended June 30, 2000, the Company began to realize sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the year ended June 30, 2000 were comprised primarily of shares valued at approximately $250,000 issued to a vendor for deferment of rent; options valued at approximately $121,790 issued to employees and directors of the Company; stock and options valued at $1,918,774 issued in exchange for services; approximately $2,388,276 in salaries and related taxes paid to employees; advertising expenses of $1,004,103; Internet support costs of $667,913; bad debts of $475,241; the costs of third party verification for newly acquired customers of $260,247; depreciation and amortization expense of $173,946; and $436,542 of other operating expenses, primarily investor relations, legal, consulting, audit services, and LEC fees. S,G&A expenses for the year ended June 30, 1999 were comprised primarily of options valued at approximately $352,630 granted to a director of the Company; advertising expenses of $271,916; options valued at $596,000 issued to an investor relations company ($522,500) and a marketing company ($73,498) in exchange for services; shares valued at approximately $238,600 issued to vendors in exchange for services and rent; provision for bad debts of approximately $268,200; stock and options valued at approximately $39,875 issued to supplement compensation to certain key employees; approximately $705,000 in salaries paid to employees; and $1,081,291 of other operating expenses, primarily rent, legal and audit services, investor relations, and the costs of third party verification for newly acquired customers. Net loss was $7,180,991 and $3,361,676 for the years ended June 30, 2000 and 1999, respectively.

ASSETS AND LIABILITIES - Assets increased by $852,584 from $660,069 as of June 30, 1999 to $1,512,653 as of June 30, 2000. The increase was due primarily to increases in accounts receivables of $615,662, cash of $230,836, deposits of $143,490 and decreases in other assets of $137,404, associated with the increase in customer usage. Liabilities increased by $2,829,156 from $1,087,063 as of June 30, 1999 to $3,916,219 as of June 30, 2000. The increase was due primarily to increases in accounts payable and accrued expenses of $1,924,157, payroll and payroll related liabilities of $706,705, notes payable of $113,939, and increases in other liabilities of $148,987, offset primarily by the decrease in capitalized lease obligations of $14,632 and the conversion of a note payable into common stock of $50,000, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(1,976,572) from $(426,994) as of June 30, 1999 to ($2,403,566) as of June 30, 2000. The
increase was attributable to the current year net loss of $7,180,991, offset primarily by the fair market value of stock issued for services of $2,010,974; the fair market value of options granted to consultants for services rendered of $157,800; the fair market value of options granted to directors and employees for compensation of $121,790; the exercise of stock options of $72,250; the conversion of a note payable of $50,000, amounts raised in the Company's recent private offerings of its common stock of $2,536,605, net of offering costs of $288,395; sale of common stock for $250,000 and interest accrued on debt converted of $5,000.

LIQUIDITY  AND  CAPITAL  RESOURCES
GENERAL - Overall, the Company had positive cash flows of $230,836 in fiscal year 2000 resulting from $2,845,726 of cash provided by the Company's financing activities, offset by $2,585,704 of cash used in operating activities and $29,186 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $2,585,704 in fiscal year 2000 was primarily due to a net loss of $7,180,991, increases in accounts receivable of $629,112 and an increase in deposits of $143,490; offset partially by the increases in operating liabilities, principally accounts payable and accrued expenses of $2,014,343, payroll and related taxes of $778,955, and deferred income of $98,987; the fair market value of stock issued for services of $2,010,974; the fair market value of options and warrants granted to consultants for services rendered of $157,800; the fair market value of options granted to directors and employees for compensation of $121,790, depreciation and amortization expense of $173,946; and other items totaling $11,094.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $29,186 in fiscal year 2000 funded purchases of property and equipment of $156,686 and issuance of a note receivable of $22,500 offset partially by the decrease in long-term deposits of $150,000.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $2,845,726 in fiscal year 2000 was primarily due to the proceeds from sales of the Company's common stock of $2,786,605, net of offering costs of $288,395; net borrowings of short term debt of $73,753; offset primarily by repayments on capitalized lease obligations of $14,632.

SHORT-TERM FINANCING - On September 23, 2000, the Company entered into a promissory note with an unaffiliated accredited shareholder resulting in net proceeds to the Company in the amount of $200,000. Pursuant to the terms of the promissory note, the balance and simple interest in the amount of 12% are due and payable to the noteholder on March 25, 2001 and the note is secured by the Company's receivables. In addition, the Company agreed to issue to the noteholder warrants to purchase up to 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share. The warrants are exercisable for a period of two (2) years from the date of issue and contain piggy-back registration rights.

The Company borrows funds from the Company's President & CEO for working capital purposes. The borrowings accrue interest at 10% and are due on demand. As of June 30, 2000, the note payable to the Company's President & CEO was $2,149. No interest was accrued or paid as of June 30, 2000 and 1999.

The funds from the promissory note as described above will be used to fund the Company's ongoing operations.

LONG-TERM FINANCING - The Company believes that its anticipated funds from operations will be insufficient to fund its capital expenditures, working capital, and other cash requirements through at least June 2001. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations and capital expenditures for the next 12 months which may have a material adverse effect on the Company's long-term results of operations.

CONTINGENT LIABILITIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to accrued costs of $600,110. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome.

The Company has recorded an accrual for past due payroll taxes as of June 30, 2000 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $650,000 (including approximately $85,000 of penalties and interest) under accrued payroll and related taxes in the accompanying balance sheet at June 30, 2000. The Company anticipates having this matter settled by June 30, 2001.

CAPITAL  EXPENDITURES

The Company expects to purchase approximately $200,000 of additional equipment in connection with the expansion of its business. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds. (See Long-Term Financing in this section).

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

EMPLOYMENT

As  of  September  30,  2000,  the  Company  had  74  full  time  employees.

ITEM  7.   FINANCIAL  STATEMENTS

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

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

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                   Age     Position(s)
--------------------------------------------------------------------------------

Paul  Sandhu            39     Chief Executive Officer, President, and Chairman
                                of the  Board

Eric  Clemons           29     Director,  Chief Operating Officer, Secretary
                                and  Treasurer

Gerald DeCiccio         42     Chief  Financial  Officer

Mark  Fleming           42     Executive  Vice  President

John  M.  Eger          60     Director

Clay  T.  Whitehead     61     Director


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

GERALD DECICCIO joined the Company in January 1999 as Chief Financial Officer. Mr. DeCiccio has over eighteen years experience in the financial and accounting field. Prior to joining GTC, Mr. DeCiccio was the Vice President of Finance and Administration for National Telephone & Communications, Inc., ("NT&C") a $150 million inter- exchange carrier and provider of communications products and services. While at NT&C, Mr. DeCiccio managed NT&C's finance, accounting, human resources and legal departments. Between 1995 and 1997, Mr. DeCiccio was the Corporate Controller for Newport Corporation, a $140 million multi-national manufacturer / distributor of laser and optics products. Prior to that, Mr. DeCiccio was the Director of Audit and Quality Systems for Sunrise Medical, Inc., a $750 million multi-national manufacturer / distributor of health care products. From 1980 to 1984, Mr. DeCiccio was a Supervising Senior Accountant for Ernst and Young. Mr. DeCiccio received his Bachelor of Science in Accounting from Loma Linda University, and his Masters of Science in Finance and Systems Technology from the University of Southern California. Mr. DeCiccio is a Certified Public Accountant in the State of California.

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

JOHN M. EGER is a telecommunication lawyer and former counsel to the international law firm Morrison and Forester and is currently the holder of the prestigious Lionel Van Deerlin Endowed Chair of Communications and Public Policy at San Diego State University. He is also the President and CEO of the World Foundation for Smart Communities, a non-profit, non-governmental educational program dedicated to helping communities understand the importance of information technology as a catalyst for transforming life and work in the 21st Century. Professor Eger formerly headed CBS Broadcast International, which he established, and was Senior Vice President of the CBS Broadcast Group. From 1971 through 1973, Professor Eger was legal assistant to the chairman of the Federal Communications Commission, and from 1974 through 1976 served as Telecommunications Advisor to Presidents Nixon and Ford and was also the Head of the White House Office of Telecommunications Policy (OTP). Earlier in his career, Professor Eger served as a data communications specialist and design director of information systems for the Bell System. From 1976 through 1981, he was a Washington, DC based telecommunications attorney. Until recently, Professor Eger served as Chairman of the Board of the San Diego Processing Corporation, Chairman of San Diego Mayor Susan Golding's City of the Future Advisory Committee and Chairman of Governor Pete Wilson's California Commission on Information Technology.

CLAY T. WHITEHEAD is currently President of Clay Whitehead Associates, a strategic consulting and business development company which concentrates on the telecommunications and media industries. Clay Whitehead Associates primarily works with large companies to develop business projects in the areas of telecommunications and television. Mr. Whitehead has participated in the formation, strategy development, regulatory posture, and financing of a number of telecommunications businesses in the United States and internationally. Mr. Whitehead has also served as a special assistant to President Nixon, with policy responsibility for NASA, the Atomic Energy Commission, and the National Science Foundation. From 1971 to 1974, he was director of the U.S. Office of Telecommunications Policy. From 1979 to 1983, Mr. Whitehead founded and was president of Hughes Communications, Inc., a subsidiary of Hughes Aircraft Company. Mr. Whitehead also currently serves on the board of directors for Prudential Funds.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended June 30, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

On December 1, 1998, the Company entered into an Employment Agreement with Paul Sandhu, the Company's President and CEO, whereby the Company agreed to pay Mr. Sandhu an annual salary of $84,000. Pursuant to the Agreement, Mr. Sandhu's salary shall increase to $168,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. On January 15, 1999 the Company voluntarily agreed to increase his salary to $168,000. In addition to his annual salary, the Agreement confirmed the prior issuance of options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.2375 previously granted to Mr. Sandhu pursuant to an employment agreement between Mr. Sandhu and GenTel dated January 5, 1998. These options vested upon execution of the Agreement. The Agreement may be canceled at any time by either the Company or Mr. Sandhu. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Sandhu 25% of his annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Eric Clemons, the Company's Chief Operating Officer ("COO"), whereby the Company agreed to pay Mr. Clemons an annual salary of $76,000. Pursuant to the Agreement, Mr. Clemons' salary shall increase to $152,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. On
January 15, 1999 the Company voluntarily increased his salary to $152,000. In addition to his annual salary, the Agreement confirmed the prior issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.2375 previously granted to Mr. Clemons pursuant to an employment agreement between Mr. Clemons and GenTel dated January 5, 1998. These options vested upon execution of the Agreement. The Agreement may be canceled at any time by either the Company or Mr. Clemons. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Clemons 25% of his annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Gerald DeCiccio, the Company's Chief Financial Officer, whereby the Company agreed to pay Mr. DeCiccio an annual salary of $105,000. Pursuant to the Agreement, Mr. DeCiccio's salary shall increase to $144,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. On December 23, 1999 the Company voluntarily increased his salary to $144,000. In addition to his annual salary, the Agreement grants Mr. DeCiccio options to purchase 150,000 shares of the Company's Common Stock. Twenty-five thousand (25,000) of the options are set to vest six (6) months from the execution of the Agreement at an exercise price of $.01, expiring three years from the date of vesting if not exercised. The remaining 125,000 options are scheduled to vest in 1/3 increments each following year provided that Mr. DeCiccio is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. DeCiccio. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. DeCiccio 25% of his annual salary as severance.

On October 14, 1998, the Company entered into an Employment Agreement with Mark Fleming, the Company's Executive Vice-President, whereby the Company agreed to pay Mr. Fleming an annual salary of $70,000. Pursuant to the Agreement, Mr. Fleming's salary shall increase to $107,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. On January 23, 2000 the Company voluntarily increased his salary to $130,000. In addition to his annual salary, the Agreement grants Mr. Fleming options to purchase 100,000 shares of the Company's Common Stock. Ten thousand (10,000) of the options are set to vest six (6) months from the execution of the Agreement at an exercise price of $.01, expiring three years from the date of vesting if not exercised. The remaining 90,000 options are scheduled to vest in 1/3 increments each following year provided that Mr. Fleming is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. Fleming. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Fleming 25% of his annual salary as severance.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2000, 1999, and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                       SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                LONG  TERM  COMPENSATION
                                         ----------------------                AWARDS           PAYOUTS
                                                                            -------------------------------
                                                           OTHER          RESTRICTED  SECURITIES              ALL
NAME AND                                                   ANNUAL         STOCK       UNDERLYING    LTIP      OTHER
PRINCIPAL                      SALARY        BONUS         COMPENSATION   AWARDS      OPTIONS       PAYOUTS   COMPESATION
POSITION             YEAR      ($)           ($)           ($)            ($)         SARS (#)      ($)       ($)
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------

Paul Sandhu          2000
(President, CEO)    (6/30)       126,000       -0-             -0-            -0-       217,500       -0-        -0-

                     1999
                    (6/30)        85,500       -0-             -0-            -0-         -0-         -0-        -0-

                     1998
                    (6/30)        40,000       -0-             -0-           76,000     200,000       -0-        -0-
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------
Eric Clemons         2000
(COO)               (6/30)       133,000       -0-             -0-            -0-       167,500       -0-        -0-

                     1999
                    (6/30)        90,836       -0-             -0-            -0-         -0-         -0-        -0-

                     1998
                    (6/30)        40,500       -0-             -0-           19,000     100,000       -0-        -0-
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------
Gerald DeCiccio      2000
(CFO)               (6/30)       139,708       -0-             -0-             -0-       75,000       -0-        -0-

                     1999
                    (6/30)        54,102       -0-             -0-             -0-      150,000       -0-        -0-

                     1998
                    (6/30)          -0-        -0-             -0-             -0-         -0-        -0-        -0-
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------
Mark Fleming         2000
(VP)                (6/30)       121,042       -0-             -0-             -0-       75,000       -0-        -0-

                     1999
                    (6/30)        62,083       -0-             -0-             -0-      100,000       -0-        -0-

                     1998
                    (6/30)          -0-        -0-             -0-             -0-         -0-        -0-        -0-
-------------------------------------------------------------------------------------------------------------------------



                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                                               PERCENT OF TOTAL
                  NUMBER OF SECURITIES       OPTIONS/SAR'S GRANTED
                       UNDERLYING            TO EMPLOYEES IN FISCAL   EXERCISE OF BASE PRICE
NAME             OPTIONS/SAR'S GRANTED (#)            YEAR                   ($/SH)            EXPIRATION DATE
---------------  -------------------------  -----------------------  ------------------------  ---------------
Paul Sandhu                      17,500(1)                       1%  $                   0.01           5/1/03
---------------  -------------------------  -----------------------  ------------------------  ---------------
                                  5,000(2)                      <1%  $                   1.25           5/1/04
                                  5,000(2)                      <1%  $                   1.25           5/1/05
                                  5,000(2)                      <1%  $                   1.25           5/1/06
                                  5,000(2)                      <1%  $                   1.25           5/1/07
                                  5,000(2)                      <1%  $                   1.25           5/1/08
                                 25,000(3)                     1.4%  $                   1.25           5/1/10
                                 30,000(4)                     1.7%  $                   1.10         10/18/05
                                 30,000(4)                     1.7%  $                   1.10         10/18/06
                                 30,000(4)                     1.7%  $                   1.10         10/18/07
                                 30,000(4)                     1.7%  $                   1.10         10/18/08
                                 30,000(4)                     1.7%  $                   1.10         10/18/09
Eric Clemons                     17,500(5)                       1%  $                   0.01           5/1/03
---------------  -------------------------  -----------------------  ------------------------  ---------------
                                  5,000(2)                      <1%  $                   1.25           5/1/04
                                  5,000(2)                      <1%  $                   1.25           5/1/05
                                  5,000(2)                      <1%  $                   1.25           5/1/06
                                  5,000(2)                      <1%  $                   1.25           5/1/07
                                  5,000(2)                      <1%  $                   1.25           5/1/08
                                 25,000(3)                     1.4%  $                   1.25           5/1/10
                                 20,000(4)                     1.7%  $                   1.10         10/18/05
                                 20,000(4)                     1.7%  $                   1.10         10/18/06
                                 20,000(4)                     1.7%  $                   1.10         10/18/07
                                 20,000(4)                     1.7%  $                   1.10         10/18/08
                                 20,000(4)                     1.7%  $                   1.10         10/18/09
Gerald DeCiccio                  25,000(3)                     1.4%  $                   1.25           5/1/10
---------------  -------------------------  -----------------------  ------------------------  ---------------
                                 50,000(4)                     2.8%  $                   1.10         10/18/10
Mark Fleming                     25,000(3)                     1.4%  $                   1.25           5/1/10
---------------  -------------------------  -----------------------  ------------------------  ---------------
                                 50,000(4)                     2.8%  $                   1.10         10/18/10

(1) Represents options issued on 5/1/00 pursuant to Mr. Sandhu's Director Compensation agreement.
(2) Represents  options issued on 5/1/00 outside of the 2000 Stock Option Plan.
(3) Represents options issued on 5/1/00 in accordance with the 2000 Stock Option Plan. In the event that the trading price of the Company's Common Stock closes at or above $5.00 per share for a minimum of five (5) consecutive trading days, the Options shall become fully vested. The options are exercisable through May 2010.
(4) Represents options issued on 10/18/99 in accordance with the 2000 Stock Option Plan.
(5) Represents options issued on 5/1/00 pursuant to Mr. Clemon's Director Compensation agreement.



                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                 NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED IN
                 SECURITIES UNDERLYING   THE-MONEY OPTION/SARS
                 SHARES ACQUIRED ON      VALUE                     OPTIONS/SARS AT FY-END (#)  AT FY-END ($)
NAME             EXERCISE (#)            REALIZED ($)              EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
---------------  ----------------------  ------------------------  --------------------------  --------------------------
Paul Sandhu                     200,000                   329,000            17,500 / 200,000                  14,592 / 0
Eric Clemons                    100,000                   181,750            17,500 / 150,000                  14,592 / 0
Gerald DeCiccio                  25,000                    42,500            41,667 / 158,333                       0 / 0
Mark Fleming                          0                       n/a            40,000 / 135,000                       0 / 0

COMPENSATION  OF  DIRECTORS

For the fiscal years ended 1996, 1997 and 1998, and the six months ended December 31, 1998, Directors of the Company received no compensation. Beginning with the third quarter of fiscal year 1999, Directors receive $1,500 and 2,500 options to purchase the Company's Common Stock per quarter.

1999  STOCK  OPTION  PLAN

On September 20, 1999, the Company's Board of Directors approved the GTC Telecom Corp. Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. The Option Plan was approved and ratified by the shareholders on December 13, 1999 at the Company's 1999 annual shareholder's meeting. Under the terms of the Option Plan, the Board of Directors has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the Plan to the extent they don't conflict with the terms of the Plan. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 5% of the outstanding shares of common stock on July 1 of that year. The exercise price for all statutory options granted under the Plan shall be 100% of the fair market value of the Company's common stock on the date of grant, unless the recipient is the holder of more than 10% of the already outstanding securities of the Company, in which case the exercise price shall be 110% of the fair market value of the Company's common stock on the date of grant. The exercise price for all non-statutory options granted under the Plan shall be between 25% to 100% of the fair market value on the date of grant. All options shall vest equally over a period of five years from the date of issuance. The Company registered 750,000 shares underlying the options pursuant to its 1999 Stock Option Plan on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

On October 18, 1999, the Company's Board of Directors ("Board") granted, pursuant to the Option Plan, an aggregate of 73,000 Incentive Stock Options (as defined by the Plan), exercisable at $2.9375 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company and an aggregate of 360,000 Non-statutory Stock Options (as defined by the Option Plan), exercisable at $1.10 per share, to the officers of the Company, resulting in $661,500 of compensation expense charged to the Company over a five year period beginning in fiscal year 2001 through fiscal year 2005. During fiscal year 2000, an aggregate of 94,000 additional Incentive Stock Options (as defined by the Plan) were granted, exercisable at an average of $1.37 per share (each issuance priced at the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company. On May 1, 2000, the Board granted, pursuant to the Option Plan, an aggregate of 194,100 Non-statutory Stock Options (as defined by the Plan), exercisable at $1.25 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees and officers of the Company. However, in the event that the trading price of the Company's Common Stock closes at or above $5.00 per share for a minimum of five (5) consecutive trading days, the Options shall become fully vested.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of September 30, 2000, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                            COMMON STOCK  PERCENT OF
TITLE OF CLASS         NAME AND ADDRESS OF BENEFICIAL OWNER  OUTSTANDING  OUTSTANDING
----------------------- -----------------------------        ----------   ------------
                        Paul Sandhu(1)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                4,021,308      20.14%
----------------------- -----------------------------        ----------   ------------

                        Eric Clemons(2)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                1,139,344       5.71%
----------------------- -----------------------------        ----------   ------------
                        Mark Fleming(3)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                   70,000       0.35%
----------------------- -----------------------------        ----------   ------------
                        Gerald A. DeCiccio(4)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                   61,667       0.31%
----------------------- -----------------------------        ----------   ------------
                        John M. Eger(5)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  531,000       2.66%
----------------------- -----------------------------        ----------   ------------
                        Clay T. Whitehead(6)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  543,816       2.72%
----------------------- -----------------------------        ----------   ------------
                        Reet Trust(7)
                        21520 Yorba Linda,Suite 6227
Common Stock            Yorba Linda, CA 92887                2,000,000       10.02%
----------------------- -----------------------------        ----------   -------------

All Directors and
Officers as a
Group (6
Persons in total)                                            6,367,135       31.89%
----------------------- -----------------------------        ----------   -------------


(1) Includes 17,500 options to acquire shares of Company common stock in accordance with Mr. Sandhu's director compensation agreement. Does not include an aggregate of 200,000 unvested options to acquire shares of Company common stock granted in accordance with the Company's employee benefit plan.

(2) Includes 17,500 options to acquire shares of Company common stock in accordance with Mr. Clemons' director compensation agreement. Does not include an aggregate of 150,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.

(3) Includes an aggregate of 70,000 options to acquire shares of Company common stock in accordance with Mr. Fleming's employment agreement. Does not include an aggregate of 105,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.

(4) Includes an aggregate of 41,667 options to acquire shares of Company common stock in accordance with Mr. DeCiccio's employment agreement. Does not include an aggregate of 158,333 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.

(5) Includes an aggregate of 531,000 options to acquire shares of Company common stock in accordance with Mr. Eger's director compensation agreement. Does not include an aggregate of 25,000 unvested options to acquire shares of Company common stock in accordance with the Company's benefit plan.

(6) Includes an aggregate of 17,500 options to acquire shares of Company common stock in accordance with Mr. Whitehead's director compensation agreement. Does not include an aggregate of 25,000 unvested options to acquire shares of Company common stock in accordance with the Company's benefit plan.

(7) The trustee of the Reet Trust is Teg Sandhu, father of Paul Sandhu. However, Paul Sandhu disclaims any beneficial ownership to the shares held by the Reet Trust.


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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company borrows funds from the Company's President & CEO for working capital purposes. The borrowings accrue interest at 10% and are due on demand. During fiscal 2000 and 1999, the Company borrowed $48,500 and $25,000 and made payments in the amount of $71,351 and none, respectively. As of June 30, 2000, the note payable to the Company's President & CEO was $2,149. No interest was accrued or paid as of June 30, 2000 and 1999.

On October 6, 1999, the Company registered on Form S-8 filed with the Securities and Exchange Commission, 67,675 shares of Common Stock held by consultants valued at approximately $270,700; 411,000 options held by employees valued at approximately $1,184,000; and 750,000 options pursuant to its 1999 Stock Option Plan.

During fiscal year 2000, Paul Sandhu ("Mr. Sandhu"), the Company's President & CEO, Eric Clemons ("Mr. Clemons"), the Company's Chief Operating Officer, Gerald DeCiccio, the Company's Chief Financial Officer, and other employees of the Company, exercised options (previously granted pursuant to their employment contracts) to purchase a total of 375,000 shares of the Company's common stock in lieu of salary for $72,250.

During fiscal year 2000, Mr. Sandhu and Mr. Clemons canceled 619,848 and 154,962, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected as a reduction in the outstanding shares as of July 1, 1998.

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

On October 20, 1999, the Company granted options to purchase 526,000 shares of restricted Common Stock, at an exercise price of $1.00 per share, to John Eger, a director of the Company (the fair market value of the Company's Common Stock on the day of grant). The issuance was exempt under Section 4(2) of the Securities Act of 1933. The options are exercisable through October 2002.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS
                                                                         Page

Report  of  Independent  Auditors                                         F-1

Consolidated  balance  sheet  at  June  30,  2000                         F-2

Consolidated statements of operations for the years ended
  June 30, 2000 and 1999                                                  F-3

Consolidated statements of stockholders' deficit for the years ended
  June 30, 2000 and 1999                                                  F-4

Consolidated  statements  of  cash  flows  for  the  years  ended
  June 30, 2000 and 1999                                                  F-6

Notes  to  consolidated  financial  statements                            F-8

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

*(2) Agreement and Plan of Reorganization dated August 1998 between Bobernco, Inc. and GenTel Communications, Inc.

*(3.1)             Articles  of  Incorporation

*(3.2) Certificate of Amendment of Articles of Incorporation, filed with the Nevada Secretary of State on March 30, 1998

*(3.3) Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 3, 1998

  3.4 Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on February 23, 2000

  3.5              Restated Bylaws of GTC Telecom Corp. adopted on September
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

                   *(10.3.1)  Program  Enrollment

                   *(10.3.2)  Rate  and  Discount  Schedule

                   *(10.3.3)  Service  Schedule

                   *(10.3.4)  Telecommunications  Service  Agreement

                    (10.3.5)  Amendment  dated  September  14,  2000

*(10.5)            Employment  Agreement  by and between GTC Telecom, a
                   Nevada corporation and Mark  Fleming, dated October 14, 1998

*(10.6)            Employment  Agreement  by and between GTC Telecom, a
                   Nevada corporation and Eric Clemons, dated December 1, 1998

*(10.7)            Employment  Agreement  by and between GTC Telecom, a
                   Nevada corporation and Jerry DeCiccio, dated December 1, 1998

*(10.8)            Employment  Agreement  by and between GTC Telecom, a
                   Nevada  corporation  and  Paul SandhU, dated December 1, 1998

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

*(10.12) Telecommunications Service Agreement by and between International Telephone and Electronics, LLC and GTC Telecom

*(10.16) Lease dated May 22, 1998 between Southern California Sunbelt Developers, Inc., and GenTel Communications, Inc.,
                   a Colorado Corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suite P-3 The John Wayne Executive Guild Center, 3151 Airway Avenue, Costa Mesa, CA 92626

*(10.22) Addendum to Lease dated May 21, 1998 by and between GTC Telecom and SunBelt Developers, Inc.

21.1               Subsidiaries of the Registrant

23.1               Consent of independent auditors

27.1               Financial data schedule (Article 5 of regulations S-X)

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October  4,  2000

                                GTC TELECOM CORP.
                                  (Registrant)

By:  /s/  PAUL  SANDHU
          PAUL  SANDHU        President and Chief Executive Officer and Director

By:  /s/  ERIC  CLEMONS
          ERIC  CLEMONS       Chief  Operating  Officer  and  Director

By:  /s/  GERALD  DECICCIO
          GERALD  DECICCIO    Chief  Financial  Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Capacity          Date
------------------------------------------------------------
/s/  CLAY  WHITEHEAD     Director          October  4,  2000
  CLAY  WHITEHEAD

/s/  JOHN  EGER          Director          October  4,  2000
  JOHN  EGER

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheet of GTC Telecom Corp. (the "Company") and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. at June 30, 2000 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred operating losses in the last two years, and has a working capital deficit of $2,820,167, liabilities from the underpayment of payroll taxes and contingent liabilities from cancelled contracts and a stockholders' deficit of $2,403,566 at June 30, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                 /s/  CORBIN  &  WERTZ



Irvine,  California

September 21, 2000, except for Note 14, as to which the date is September 25, 2000





                                  GTC TELECOM CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                             JUNE 30, 2000



ASSETS
Current assets:
Cash                                                              $      231,336
Accounts receivable, net of allowance for
  doubtful accounts of $13,450                                           632,551
Deposits                                                                 178,990
Note receivable                                                           22,500
Prepaid expenses and other current assets                                 30,675

                                                                  ______________
Total current assets                                                   1,096,052

Property and equipment, net of accumulated
depreciation of $181,633                                                 372,365

Other assets                                                              44,236
                                                                  ______________
Total assets                                                      $    1,512,653
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                           $    2,612,335
Accrued payroll and related taxes                                        874,213
Obligation under capital lease                                           179,263
Notes payable                                                            138,939
Deferred revenue                                                         111,469
                                                                  ______________

Total current liabilities                                              3,916,219
                                                                  ______________
Commitments

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
  none issued and outstanding                                                 --
Common stock, $0.001 par value; 50,000,000 shares authorized;
  19,967,544 shares issued and outstanding                                19,968
Additional paid-in-capital                                             8,652,020
Accumulated deficit                                                  (11,075,554)
                                                                  ______________

Total stockholders' deficit                                           (2,403,566)
                                                                  ______________

Total liabilities and stockholders' deficit                       $    1,512,653
                                                                  ==============


                      See independent auditors' report and
            accompanying notes to consolidated financial statements.








                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year  Ended  June  30,
                                               --------------------------
                                                   2000          1999
                                               --------------------------
Revenues:
  Telecommunications                           $ 4,654,922   $   289,012
  Internet services                                 41,165            --
                                               ------------  ------------

    Net revenues                                 4,696,087       289,012

Cost of sales:
  Telecommunications                           $ 3,755,698   $    99,913
  Internet services                                276,889            --
                                               ------------  ------------

    Total cost of sales                          4,032,587        99,913
                                               ------------  ------------

Gross profit                                       663,500       189,099

Selling, general and administrative expenses     7,696,832     3,553,512
                                               ------------  ------------

Operating loss                                  (7,033,332)   (3,364,413)

Interest income/(expense)                         (142,441)        3,537
                                               ------------  ------------

Loss before provision for income taxes          (7,175,773)   (3,360,876)

Provision for income taxes                           5,218           800
                                               ------------  ------------

Net loss                                       $(7,180,991)  $(3,361,676)
                                               ============  ============

Net loss available to common shareholders
   per common share                            $     (0.42)  $     (0.27)
                                               ============  ============

Basic and diluted weighted average
common shares outstanding                       17,105,139    12,647,347
                                               ============  ============


                      See independent auditors' report and
            accompanying notes to consolidated financial statements.



                             GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2000



                                                     Additional
                                     Common Stock     Paid-in    Accumulated   Total Stockholders'
                                  Shares     Amount   Capital     Deficit          Deficit
                                ------------------------------------------------------------------

BALANCE AT JULY 1, 1998          8,986,950  $ 8,987  $  507,910  $  (532,887)  $   (15,990)

Acquisition of Bobernco          1,800,000    1,800       1,200           --         3,000
Estimated fair market value
 of options and warrants
 granted to a director and
 consultants for services
 rendered                               --       --     948,630           --       948,630
Estimated fair market value
 of options granted to
 employees for
 compensation                           --       --      34,650           --        34,650
Estimated fair market value
 of restricted stock issued
 for services rendered             162,000      162     161,838           --       162,000
Estimated fair market value
 of stock issued for services
 rendered                           16,050       16      76,584           --        76,600
Estimated fair market value
 of restricted stock issued
 to employees for
 compensation                       11,000       11       5,214           --         5,225
Issuance of common stock
 pursuant to private
 placements, net of offering
 costs of $333,603
 (including 23,500 shares
 for placement agents)           1,681,500    1,682   1,322,715           --     1,324,397
Issuance of restricted
 common stock for
 conversion of note payable         40,000       40      79,960           --        80,000
Issuance of restricted stock
 for stock options and
 warrants exercised              2,589,324    2,589     313,581           --       316,170
Net loss                                --       --          --   (3,361,676)   (3,361,676)
                                ----------  -------  ----------  ------------  ------------
BALANCE AT JUNE 30, 1999        15,286,824   15,287   3,452,282   (3,894,563)     (426,994)
                                ----------  -------  ----------  ------------  ------------


                      See independent auditors' report and
            accompanying notes to consolidated financial statements.


                            GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2000
                                        (CONTINUED)

                                                     Additional
                                     Common Stock     Paid-in    Accumulated   Total Stockholders'
                                  Shares     Amount   Capital     Deficit          Deficit
                                ------------------------------------------------------------------
Issuance of common stock
 pursuant to private
 placements, net of offering
 costs of $288,395              2,825,000    2,825   2,533,780            --     2,536,605
Sale of common stock for
 cash                             250,000      250     249,750            --       250,000
Estimated fair market value
 of stock issued for services
 rendered                       1,175,720    1,176   2,009,798            --     2,010,974
Estimated fair market value
 of options granted to
 consultants for services
 rendered                              --       --     157,800            --       157,800
Estimated fair market value
 of options granted to
 directors and employees
 for compensation                      --       --     121,790            --       121,790
Cashless exercise of stock
 options                          375,000      375      71,875            --        72,250
Issuance of restricted
 common stock for
 conversion of note payable        55,000       55      54,945            --        55,000
Net loss                               --       --          --    (7,180,991)   (7,180,991)
                               ----------  -------  ----------  -------------  ------------

BALANCE AT JUNE 30, 2000       19,967,544  $19,968  $8,652,020  $(11,075,554)  $(2,403,566)
                               ==========  =======  ==========  =============  ============

                      See independent auditors' report and
            accompanying notes to consolidated financial statements.




                         GTC TELECOM CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year  Ended  June  30,
                                                              2000          1999
                                                          --------------------------
Cash flows from operating activities:
Net loss                                                  $(7,180,991)  $(3,361,676)
Adjustments to reconcile net loss to net cash
used in operating activities:
Estimated fair market value of stock issued for services    2,010,974       243,825
Estimated fair market value of options and warrants
granted to consultants for services rendered                  157,800       948,630
Estimated fair market value of options granted to
directors and employees for compensation                      121,790        34,650
Interest accrued on notes payable converted to stock            5,000            --
Depreciation and amortization                                 173,946        35,250
Allowance for doubtful accounts                                13,450            --
Changes in operating assets and liabilities:
Accounts receivable                                          (629,112)      (40,208)
Deposits                                                     (143,490)      (35,500)
Prepaid expenses and other current assets                      (7,356)           --
Accounts payable and accrued expenses                       2,014,343       680,628
Accrued payroll and related taxes                             778,955        97,508
Deferred revenue                                               98,987        12,482
                                                          ------------  ------------

Net cash used in operating activities                      (2,585,704)   (1,384,411)
                                                          ------------  ------------

Cash flows from investing activities:
Purchases of property and equipment                          (156,686)     (186,023)
Purchase of other assets                                           --       (73,500)
(Payment for) reimbursements of deposits                      150,000      (150,000)
Issuance of notes receivable                                  (22,500)           --
                                                          ------------  ------------

Net cash used in investing activities                         (29,186)     (409,523)
                                                          ------------  ------------

Cash flows from financing activities:
Proceeds from sale of common stock, net of
offering costs of $288,395 and $333,603, respectively       2,786,605     1,446,372
Principal borrowings on note payable to stockholder            48,500        25,000
Principal repayments on notes payable to stockholder          (71,351)           --
Principal payments under capital lease                        (14,632)           --
Principal borrowings on notes payable                         310,000            --
Principal repayments on notes payable                        (213,396)           --
Proceeds from exercise of stock options                            --       316,170
                                                          ------------  ------------

Net cash provided by financing activities                   2,845,726     1,787,542
                                                          ------------  ------------

Increase (Decrease) in cash                                   230,836        (6,392)

Cash, beginning of year                                           500         3,892

Cash from acquisition                                              --         3,000
                                                          ------------  ------------

Cash, end of year                                         $   231,336   $       500
                                                          ============  ============

                      See independent auditors' report and
            accompanying notes to consolidated financial statements.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



Supplemental  disclosure  of  cash  flow  information:
                                                          Year  Ended  June  30,
                                                            2000          1999
                                                         ---------    ---------
     Cash  paid  during  the  year  for:
          Interest                                       $ 127,621    $   1,965
          Income  taxes                                      5,218        1,600

Supplemental  disclosure  on  non-cash  investing  and  financing  activities:

During the year ended June 30, 2000, the Company issued 55,000 shares of restricted common stock pursuant to the conversion of a note payable with a principal amount of $50,000 and accrued interest of $5,000.

During the year ended June 30, 2000, the Company converted $90,189 of accounts payable into a promissory note (see Note 6).

During the year ended June 30, 2000, certain employees exercised options to purchase 375,000 shares of the Company's Common Stock in lieu of salary of $72,250.

During the year ended June 30, 1999, the Company incurred capital lease obligations in the amount of $193,895 for the acquisition of property and equipment.

During the year ended June 30, 1999, the Company issued 40,000 shares of restricted common stock pursuant to the conversion of a note payable in the amount of $80,000.

See accompanying notes to consolidated financial statements for other non-cash items.




                      See independent auditors' report and
            accompanying notes to consolidated financial statements.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000

NOTE  1  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION AND OPERATIONS - GTC Telecom Corp. and subsidiaries (the "Company" or "GTC") provide various Telecommunication services, including long distance telephone and calling card services as well as various Internet related services including Internet Service Provider access and Web Page Hosting. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $2,820,167, liabilities from the underpayment of payroll taxes (see
Note 12), contingent liabilities from cancelled contracts (see note 12), a stockholders' deficit of $2,403,566, losses from operations through June 30, 2000 and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increased margins as a result of amending its contract with MCI/WorldCom (see
Note 12) and other cost cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2001. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of GTC Telecom Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable and estimates for income tax valuations.

RISKS AND UNCERTAINTIES - The Company has limited operating history and is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. Reserves for uncollectible amounts are provided, which management believes are sufficient.

DEPENDENT ON KEY CUSTOMERS - The Company is not dependent on any single customer for a significant portion of its annual sales. The Company's customer base changes on a continuous basis as customers are added or removed.

MAJOR SUPPLIERS - The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of the three-year contract entered into with MCI/WorldCom on August 10, 1998, the Company is obligated to a minimum monthly commitment of $10,000 which commenced March 1999. The contract expires on September 30, 2001. In August 1999, the Company entered into negotiations with MCI/WorldCom in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract between the Company and MCI/WorldCom whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. In an effort to continue to reduce its long distance network transmission costs, the Company successfully negotiated an additional amendment to its contract with MCI/WorldCom in September 2000. The amendment further reduces the Company's network transmission costs by approximately 30%. In addition, under the terms of the amendment, the contract is extended to August 31, 2003 and the minimum monthly purchase requirement increased to $400,000 per month for the months August 2000 to January 2001 and then increases to $520,000 per month from February 2001 to the end of the contract. The total minimum purchase requirement of the contract increased to $18,000,000. All remaining material terms of the contract remain the same.

Pursuant to the terms of the contract with MCI/WorldCom, the Company must pay liquidated damages in an amount equal to the aggregate minimum requirement for the remaining term of the contract if the Company terminates the contract prior to the expiration date. Although the Company believes that its relationship with MCI/WorldCom is strong and should remain so with continued contract compliance, the termination of the Company's contract with MCI/WorldCom, the loss of telecommunications services provided by MCI/WorldCom, or a reduction in the quality of service the Company receives from MCI/WorldCom could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by MCI/WorldCom.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of 3 to 5 years. During the year ended June 30, 2000 and 1999, total depreciation expense was $149,447 and $30,485, respectively.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

LONG-LIVED  ASSETS  -  The  Company  has  adopted  issued Statement of Financial
Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on this analysis, the Company management believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2000.

REVENUE AND RELATED COST RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


TELECOMMUNICATIONS  RELATED  SERVICES

The Company's long distance telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using any of the Company's telephone calling cards.

Telecommunication services cost of sales includes the cost of long distance service provided by MCI/WorldCom and other carriers.

INTERNET  RELATED  SERVICES

Internet service revenues consist of monthly fees charged to subscribers for Internet access and are recognized in the period service access is provided.

Internet  service  cost of sales includes the cost of providing internet access.

DEFERRED REVENUE - Deferred revenue represent proceeds from prepaid telephone calling cards which are recorded as deferred revenue when the cash is received. The Company recognizes the revenue in the statement of operations as the telephone service is utilized.

ADVERTISING COSTS Advertising costs are expensed as incurred. Advertising expense was $1,004,103 and $271,915 for fiscal 2000 and 1999, respectively.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 8).

LOSS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the period assuming the Company was a C corporation since inception. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

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

COMPUTER SOFTWARE - The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Cost of Computer Software Development or Obtained for Internal Use." The adoption of this Standard did not have a material impact on the Company's results of operations, financial position or cash flows.

FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS  - Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables, accrued expenses and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of note payable to stockholder is not determinable as these borrowings are with a related party.

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company had adopted Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 99% of the Company's revenues, loss from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS - In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company does not expect the adoption of EITF 00-2 to have a material effect on its financial statements.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25". FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

REVENUE RECOGNITION - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

NOTE  2  - ACQUISITION

Pursuant to an Agreement and Plan of Reorganization dated August 31, 1998, the Company completed an acquisition with and into Bobernco, Inc. (the "Acquisition"). Under the terms of the tax-free reorganization and acquisition, all of the Company's common stock was converted to 8,986,950 shares of Bobernco common stock and, as a result, the separate corporate existence of the Company ceased and Bobernco continued as the surviving corporation. Thus, all additional subsequent events are disclosed in Bobernco's separate audited financial statements. The directors and officers of the Company immediately prior to the acquisition became the directors and officers of Bobernco, which subsequently changed its corporate name to GTC Telecom Corp. ("GTC"). Due to Bobernco having no operations for the two months ended July and August 1998, no proforma financial statements are presented for the year ended June 30, 1999.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following  as  of  June  30,  2000:

Computer  equipment                    $431,736
Furniture  and  office  equipment        58,238
Telephone  equipment                     64,024
                                       --------
                                        553,998
Less  accumulated  depreciation        (181,633)
                                       --------
                                       $372,365
                                       ========

NOTE  4  -  OTHER  ASSETS

Other assets consist of PUC carrier certifications the Company must obtain in order to provide interstate and intrastate telephone service. Other assets are recorded at cost and are being amortized using the straight-line method over the useful life of 3 years. Amortization expense for the years ended June 30, 2000 and 1999 is $24,499 and $4,765, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000

NOTE  5  -  OBLIGATION  UNDER  CAPITAL  LEASE

The Company is a lessee of certain property and equipment under a capital lease that is to expire in April 2002 (see below). Terms of the lease call for monthly payments of $6,738. The asset and liability under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The asset is depreciated over its estimated useful life.

Future  minimum  annual  commitments  under  lease  arrangements are as follows:

                    Years  Ending
                      June  30,
                       ______

                        2001                              $142,119
                        2002                                67,376
                                                          --------

Total  minimum  future  lease  payments                    209,495

Less:  Amounts  representing  interest                     (30,232)
                                                          --------
Present  value  of  net  minimum  lease  payments         $179,263
                                                          ========

The Company has not made the monthly lease payments pursuant to the lease agreement since September 1999. As a result, the Company is delinquent in its lease payments in the amount of $46,566, plus accrued interest of $14,702 which is included in accrued expenses, in the accompanying balance sheet at June 30, 2000. Due to the lessor having the right to demand payment in full, the Company has classified the entire lease obligation in current liabilities at June 30, 2000.

The following is an analysis of the leased equipment under capital leases as of June 30, 2000, which is included in property and equipment (Note 3).

Computer  equipment                        $  205,416
Less:  Accumulated  depreciation              (74,178)
                                           ----------
                                           $  131,238
                                           ==========

Interest incurred pursuant to the capital lease obligation was $19,653 and $1,965 for fiscal years 2000 and 1999, respectively.

NOTE  6 - NOTES  PAYABLE

In January 2000, the Company borrowed $200,000 for working capital purposes from a third party. The note was due February 28, 2000 plus accrued interest of $20,000. If all unpaid principal and interest was not paid by February 28, 2000, the aggregate balance is to accrue interest at 2% per month with no predetermined due date. On April 11, 2000, the Company repaid $100,000 of the principal balance and is in the process of renegotiating the terms of the note. The principal balance outstanding was $100,000, plus accrued interest of $32,585 which is included in accrued expenses in the accompanying balance sheet at June 30, 2000.

The Company borrows funds from the Company's President and Chief Executive Officer for working capital purposes. The borrowings accrue interest at 10% and are due on demand. As of June 30, 2000, the note payable to the Company's President and Chief Executive Officer was $2,149. No interest was accrued or paid as of June 30, 2000 and 1999.

On February 3, 2000, the Company terminated its agreement with Level 3 and signed a promissory note for amounts owed of $90,189. The promissory note requires the Company to make nine monthly installment payments of approximately $10,000 per month beginning February 15, 2000 through October 15, 2000. If the Company fails to make an installment payment, then the unpaid balance is immediately due and payable. As of June 30, 2000, the balance due on the promissory note was $36,790. The promissory note is personally guaranteed by the Company's President and Chief Executive Officer. In addition, the Company is relieved of its minimum usage obligations subsequent to February 3, 2000 through the end of the contract.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


NOTE  7 - CONVERTIBLE  NOTES  PAYABLE

The Company borrowed $50,000 for working capital purposes from a third party. The note, which accrued interest at 10% per annum, was due on August 6, 1999. During fiscal 2000, the noteholder converted the note payable and accrued interest, totaling $55,000 into 55,000 shares of the Company's restricted common stock at $1.00 per share (estimated to be the fair market value on the date of conversion based on the price per share of the current private placement memorandum).

NOTE  8 - STOCK  OPTIONS

On September 20, 1999, the Company's Board of Directors approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year. The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five-year period. The Company registered 750,000 shares underlying the options pursuant to its 1999 Stock Option Plan on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

On October 18, 1999, the Company's Board of Directors granted, pursuant to the Option Plan, an aggregate of 73,000 Incentive Stock Options (as defined by the
Plan), exercisable at $2.9375 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company and an aggregate of 360,000 Non-statutory Stock Options (as defined by the Option
Plan), exercisable at $1.10 per share, to the officers of the Company, resulting in $661,500 of compensation expense to be charged to the Company over the five year vesting period beginning in fiscal year 2001 through fiscal year 2005. During fiscal year 2000, an aggregate of 94,000 additional Incentive Stock Options (as defined by the Plan) were granted, exercisable at $1.37 per share (each issuance priced at the fair market value of the Company's Common Stock on the day of grant) to certain employees of the Company. The options are exercisable through October 2009.

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

During fiscal 2000 and 1999, the Company entered into various employment agreements wherein the Company has agreed to supplement compensation to certain key employees in the form of stock options. Pursuant to the agreements, the Company issued options to purchase 75,000 and 390,000 shares of restricted common stock during fiscal 2000 and 1999, respectively, at exercise prices ranging from $.01 per share to $5.00 per share and vesting over a period ranging from six months to three years from date of grant. A total of approximately $85,165 of compensation expense will be recorded over the vesting period of which, $50,490 and $34,650 was recognized during fiscal 2000 and 1999, respectively. The options are exercisable through October 2004.

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

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued 56,637 shares of common stock valued at $199,943 for services (see Note 10). In addition, the Company issued options to purchase 60,000 shares of the

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


Company's common stock as follows: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense under Selling, General and Administrative expense in the accompanying Statement of Operations. As of September 30, 2000, no options have been exercised. The options are exercisable through December 2001.

In January 2000, the Company entered into an agreement with a third party to market the Company's products and services. The agreement requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company agreed to issue warrants to purchase up to 1,000,000 shares of the Company's Common Stock at $1.88 per share, at the rate of one share per customer brought to the Company by the marketing company, subject to a minimum of 250,000 customers. No warrants have been earned or granted as of the date of this filing.

On May 1, 2000, the Board issued options to purchase an aggregate of 57,500 shares of the Company's Common Stock, at an exercise price of $0.01, valued at $71,300 to the members of the Board pursuant to their agreement of director compensation. The options are exercisable through May 2003.

On May 1, 2000, the Board granted, pursuant to the Option Plan, an aggregate of 194,100 Non-statutory Stock Options (as defined by the Plan), exercisable at $1.25 per share (the fair market value of the Company's Common Stock on the day of grant) to certain employees and officers of the Company. In addition, the Board granted options to purchase 100,000 shares of restricted Common Stock, at an exercise price of $1.25 per share (the fair market value of the Company's Common Stock on the day of grant) to the members of the Board. However, in the event that the trading price of the Company's Common Stock closes at or above $5.00 per share for a minimum of five (5) consecutive trading days, the Options shall become fully vested. The options are exercisable through May 2010.

On October 20, 1999, the Company granted options to purchase 526,000 shares of restricted Common Stock, at an exercise price of $1.00 per share, to a director of the Company (the fair market value of the Company's Common Stock on the day of grant). The options are exercisable through October 2002.

A following is a status of the stock options outstanding at June 30, 2000 and 1999 and the changes during the years then ended:

                                          2000                  1999
                                                   Wtd Avg               Wtd Avg
                                      Options     Ex Price     Options  Ex Price
                                      -----------  -------  -----------  -------
Outstanding, beginning of year           765,000   $1.7577     300,000   $0.2375
       Granted                         1,779,000    1.4189   1,666,316    0.9995
       Exercised                        (375,000)   0.1920  (1,172,316)   0.2576
       Expired/Forfeited                 (12,500)   4.1750     (29,000)   3.1052
                                      -----------  -------  -----------  -------
Outstanding, end of year               2,156,500   $1.7365     765,000   $1.7577
                                      ===========  =======  ===========  =======
Exercisable at end of year             1,089,401   $1.5578     439,000   $0.4000
                                      ===========  =======  ===========  =======
Wtd avg fair value of options granted              $  1.39               $  1.00
                                                   =======               =======


702,000 of the options outstanding at June 30, 2000 have exercise prices between $0.01 and $1.00, with a weighted average exercise price of $0.90 and a weighted average remaining contractual life of 3.9 years. 702,000 of these options are exercisable at June 30, 2000. 983,000 of the options outstanding at June 30, 2000 have exercise prices between $1.01 and $2.00, with a weighted average exercise price of $1.16 and a weighted average remaining contractual life of 9.6 years. 239,400 of these options are exercisable at June 30, 2000. The remaining 471,500 options have exercise prices between $2.72 and $10.59, with a weighted average exercise price of $4.17 and a weighted average remaining contractual life of 8.0 years. 148,001 of these options are exercisable at June 30, 2000.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000

SFAS  123  Proforma  Information:

The fair market value of each option granted in 2000 and 1999 to consultants and other third parties is estimated using the Black-Scholes option pricing method per SFAS 123. The Black-Scholes option-pricing model used the following assumptions for the years ended June 30, 2000 and 1999, respectively: (i) no dividend yield for each year, (ii) average volatility of 152 percent and 127 percent, (iii) weighted-average risk-free interest rate of approximately 6.25 percent and 6.5 percent, and (iv) expected life of 1 year.

Had compensation cost for the Company's 2000 and 1999 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the year ended June 30, 2000 and 1999 would approximate the pro forma amounts below:

                                         Years ended June 30,
                                 ----------------------------------
                                 2000                          1999
                     ---------------------------------------------------------
                      As Reported     Pro Forma     As Reported    Pro Forma
                     ------------   ------------   ------------   ------------
Net loss             $ (7,180,991)  $ (7,455,503)  $ (3,361,676)  $ (3,361,676)
  Basic and diluted
   loss per share    $      (0.42)  $      (0.44)  $      (0.27)  $      (0.27)


NOTE  9 - WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

During fiscal 1999, pursuant to an agreement with an outside consultant, the Company issued warrants to purchase 281,042 shares of the Company's restricted common stock at an exercise price of $0.01 per share (the Company estimated the fair market value on the date of grant to be $1.00 per share). The warrants vested based on a formula and as of June 30, 1999, all warrants were vested and exercised. Total consulting expense of $522,498 (including vesting of warrants granted in fiscal 1998) was recognized as of June 30, 1999.

No  warrants  were  granted  or  issued  during  fiscal  2000.

The following represents a summary of the warrants outstanding at June 30, 2000 and 1999 and changes during the years then ended:

                                                           Wtd Avg
                                            Warrants       Ex Price
                                         --------------------------
    Outstanding, July 1, 1998               1,135,966        $0.01
      Granted                                 281,042         0.01
      Exercised                            (1,417,008)        0.01
      Expired/Forfeited                            --           --
                                         ------------- ------------
    Outstanding, June 30, 1999 and 2000            --           --
                                         ==========================


The fair value of each warrant granted during 1999 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 127 percent,
(iii) weighted-average risk-free interest rate of approximately 6.5 percent, and
(iv)  expected  life  of  1  year.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000



NOTE  10 - COMMON  STOCK  ISSUANCES

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

During the fiscal year ended June 30, 1999, the Company issued 16,050 shares of common stock, valued at $76,600 (based on the market value on the date of grant) to outside consultants for services rendered.

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

During fiscal 1999, the Company issued 2,589,324 shares of restricted Common Stock in connection with the exercise of options and warrants for $316,170.

On April 21, 1999, the Company issued a confidential private placement memorandum of 2,000,000 shares of the Company's restricted common stock at $3.00 per share. As of June 30, 1999, the Company had only sold 41,000 shares pursuant to this offering, resulting in cash of $108,450, net of offering costs of $14,550. On July 20, 1999, the Company replaced this offering with a confidential private placement offering of 3,000,000 shares of the Company's restricted common stock at a price of $1.00. As a result, the Company has agreed to issue an additional 82,000 shares to these participants which are included in the Statement of Stockholders' Deficit as of June 30, 1999.

During the fiscal year ended June 30, 2000, the Company issued 2,825,000 shares of restricted common stock pursuant to the above private placement memorandum for $2,536,605, net of offering costs of $288,395. The private placement memorandum was closed as of June 2000.

During the fiscal year ended June 30, 2000, the Company issued 250,000 shares of restricted Common Stock for $250,000 to two unaffiliated investors.

During the fiscal year ended June 30, 2000, the Company issued 305,000 shares of restricted common stock, valued at $305,000 (estimated by the Company to be $1.00 per share) to outside consultants and vendors for services rendered.

In September 1999, the Company issued 67,675 shares of common stock, valued at $271,247 (based on the market value on the date of grant) to consultants in exchange for consultation and legal services rendered.

In December 1999, the Company issued 282,575 shares of common stock, valued at $539,666 (based on the market value on the date of grant) to consultants in exchange for consultation and legal services rendered.

In January 2000, the Company issued 7,000 shares of the Company's common stock valued at $13,118 (based on the market value on the date of grant) in exchange for consultation services.

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued 56,637 shares of common stock valued at $199,943
(based  on  the  market  value  on  the  date  of  grant)  for  services.

During fiscal year 2000, the Company issued 55,000 shares of restricted common stock pursuant to the conversion of a note payable with a principal amount of $50,000 and accrued interest of $5,000.

In May 2000, the Company issued 456,833 shares of common stock, valued at $682,000 (based on the market value on the date of grant) to consultants in exchange for consultation and legal services rendered.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


During fiscal year 2000, the Company's President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and certain other employees , exercised options to purchase a total of 375,000 shares of the Company's common stock in lieu of salary for $72,250.

CANCELLATION OF CERTAIN SHARES OF STOCK HELD BY MANAGEMENT - During fiscal year 2000, Mr. Sandhu and Mr. Clemons canceled 619,848 and 154,962, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected as a reduction in the outstanding shares as of July 1, 1998.

NOTE  11 - INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes are as of June 30, 2000:

Deferred tax asset:
   Net operating loss carryforward                        $ 4,347,000
   Expense recognized for granting options and warrants       115,000
   Other, net                                                   6,218
                                                          -----------
   Total gross deferred tax asset                           4,468,218

   Less valuation allowance                                (4,468,218)
                                                          -----------
   Net deferred asset                                     $        --
                                                          ===========

The valuation allowance increased by approximately $2,919,218 during the year ended June 30, 2000. No current provision for income taxes for the periods ended June 30, 2000 and 1999 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 2000 and 1999 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following as of:

                                                              June  30,

                                                            2000     1999

Computed tax benefit at federal statutory rate      $ (2,440,000)  $ (1,143,000)
  State income tax benefit, net of federal effect       (474,000)      (191,200)
  Increase in valuation allowance                      2,919,218      1,335,000
  Other, net                                                  --             --
                                                     -----------   ------------
                                                    $      5,218   $        800
                                                     ===========   ============


As of June 30, 2000, the Company had net operating loss carryforwards of approximately $11,500,000 and $5,000,000 for federal and state income tax reporting purposes, which begin expiring in 2013 and 2003, respectively.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES

On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of this contract as of June 30, 2000.

The Company has recorded an accrual for past due payroll taxes as of June 30, 2000 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $650,000 (including approximately $85,000 of penalties and interest) under accrued payroll and related taxes in the accompanying balance sheet at June 30, 2000. The Company expects this matter to be settled and the related accrual paid by June 30, 2001.

LEASE AGREEMENTS - The Company leases its facilities for its corporate and operations offices under a non-cancelable lease expiring in May 2001.

Future  minimum  annual  commitments  under  lease  arrangements are as follows:

                     Years Ending            Operating
                       June 30,                Leases
                     -------------           ----------
                         2001                $ 205,150
                                             ==========

Rent expense for the fiscal years ended June 30, 2000 and 1999 was $322,880 and $148,666, respectively.

EMPLOYMENT AGREEMENTS - In fiscal 1999, the Company entered into employment agreements with certain officers. Under the terms of the agreements, the officers will receive an annual salary and options to purchase Company common stock (see Note 8). The Company has no long-term employment agreements.

CONTRACTS AND AGREEMENTS - On June 17, 1998, the Company entered into an agreement with The Michelson Group, Inc. ("Michelson"), whereby Michelson performed corporate development services such as, but not limited to, selecting key employees, attracting capital investors, providing advice on stock option plans and maintaining an ongoing stock market support system. Pursuant to the agreement, the Company paid Michelson a monthly fee of $6,500 though June 2000. In addition, the Company agreed to issue Michelson warrants to purchase that number of shares of common stock of the Company which would, upon exercise, result in Michelson holding 9.9% of the outstanding shares of the Company (a total of 1,417,008 shares) upon the completion of a proposed bridge financing at an exercise price of $0.01 per share. As of June 30, 1999, all warrants were vested and exercised (see Note 9).

In connection with the Company's private placement, the Company entered into an Investment Banking Agreement with Transglobal Capital Corporation ("TCC"), a licensed NASD broker, on November 19, 1998. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with an initial fee of 50,000 shares of the Company's restricted Common Stock valued at $50,000 and charged as commission expense plus a 13% commission on gross proceeds received in connection with the February 12, 1999 private offering (totaling $130,000). In addition, the Company agreed to issue TCC options to purchase 600,000 shares of the Company's Common Stock at an exercise price of $0.01 per share pursuant to a pre-determined performance schedule. During the year ended June 30, 1999, TCC met all requirements for the granting of 600,000 options resulting in an offering cost charge of $594,000. As of June 30, 1999, all 600,000 options have been exercised at $.01 per share.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


In December 1999, the Company entered into a one-year agreement with a third party for the Company's Internet Service Provider Access service. The agreement requires the Company to pay the greater of actual incurred usage or a minimum monthly fee of $500. Total amount paid pursuant to this agreement was $1,042 as of June 30, 2000.

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

2. Issue to the marketing company up to 20,000 shares of the Company's Common Stock at a rate of one share for each billed customer brought to the Company by the marketing company by February 29, 2000, subject to a minimum of 5,000 customers. No shares have been issued or earned pursuant to this agreement through the date of the report.

3. In addition, the Company may issue an additional 20,000 shares of Common Stock and grant warrants to purchase 200,000 shares of the Company's Common Stock at $2.57 per share if certain customer thresholds are met, as defined. As of September 8, 2000, no additional shares have been issued or earned and no additional warrants have been granted or earned.

This consulting agreement was terminated on September 8, 2000. For the year ended June 30, 2000, the Company recognized $99,536 in expense pursuant to this agreement.

On November 13, 1999, the Company entered into an agreement with an Internet Services Provider ("ISP") whereby the ISP will provide Digital Subscriber Line ("DSL") services for the Company. The agreement provides for no minimum monthly revenue commitment and shall continue for one year and is automatically renewed on a month-to-month basis unless terminated by the Company or by the ISP given thirty (30) days written notice. For the year ended June 30, 2000, the Company has paid $3,902 pursuant to this agreement.

In connection with the Company's confidential private placement memorandum dated July 20, 1999, the Company entered into a revised Investment Banking Agreement with TCC on August 1, 1999. As part of this Agreement, TCC agreed to provide the Company with consulting services and to assist the Company in raising capital. In return, the Company agreed to compensate TCC with a 13% commission on gross proceeds received in connection with the July 20, 1999 offering. Total commissions of $294,345 were paid to TCC pursuant to this offering. In addition, the Company agreed to issue TCC options to purchase up to 300,000 shares of the Company's Common Stock at an exercise price of $1.10 per share based upon 10% of the total proceeds raised by TCC. Options to purchase 239,400 shares of the Company's restricted Common Stock at an exercise price of $1.10 per share were granted and are exercisable through April 2003. The options were estimated to be $220,248 using the Black-Scholes option pricing model per SFAS 123 and were recorded as Offering Costs in Stockholder's deficit.

Beginning in August 1999, the Company entered into negotiations with MCI/WorldCom ("MCI/WorldCom") in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2000


approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. In an effort to continue to reduce its long distance network transmission costs, the Company successfully negotiated an additional amendment to its contract in September 2000. The amendment further reduces the Company's network transmission costs by approximately 30%. In addition, under the terms of the amendment, the contract is extended to August 31, 2003 and the minimum monthly purchase requirement increased to $400,000 per month for the months August 2000 to January 2001 and then increases to $520,000 per month from February 2001 to the end of the contract. The total minimum purchase requirement of the contract increased to $18,000,000. All remaining material terms of the contract remain the same. For the years ended June 30, 2000 and 1999, the Company paid $2,239,778 and $53,557, respectively, pursuant to this agreement.

In September 1998, the Company entered into an agreement with a billing company who provides processing services for customer billing and collections. In addition the billing company will provide financing through a third-party lender for amounts up to 60% of eligible accounts receivable, as defined. For the years ended June 30, 2000 and 1999, the Company paid $121,043 and $6,715, respectively, in fees to the billing company pursuant to this agreement.

In October 1998, the Company entered into an agreement to become a licensed user of a telecommunications management and accounting software program. The agreement, which expires in October 2003, unless terminated by the Company, has a five-year renewal feature and provides for the Company to pay $1,425 per month. For the years ended June 30, 2000 and 1999, the Company paid $17,309 and $7,627, respectively, pursuant to this agreement.

NOTE  13  EARNINGS  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                       Years Ended June 30,
                                                          2000       1999
                                                    ------------   ------------

Numerator for basic and diluted earnings per share:
  Net loss charged to common stockholders           $ (7,180,991)  $ (3,361,676)

Denominator for basic and diluted earnings per share:
  Weighted average shares                             17,105,139     12,647,347

    Basic and diluted earnings per share            $      (0.42)  $      (0.27)



NOTE  14  -  SUBSEQUENT  EVENTS:

On September 25, 2000, the Company entered into a promissory note with a shareholder in the amount of $200,000. The note, which accrues interest at 12%, is due on March 25, 2001 and is secured by the Company's receivables. In addition, the Company agreed to issue to the noteholder warrants to purchase up to 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share valued at approximately $13,500 (based on the Black-Scholes pricing model). The warrants are exercisable for a period of two (2) years from the date of issuance and contain piggy-back registration rights.