Form 10QSB
period 2000-09-30
GTC TELECOM CORP
filed 2000-11-14
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at October 31, 2000
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  19,950,907

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

     Consolidated  Balance Sheets at September 30, 2000 (Unaudited) and June 30,
        2000

     Consolidated  Statements  of  Operations (Unaudited) three months ended
        September  30,  2000  and  1999

      Consolidated Statements of Cash Flows (Unaudited) three months ended
        September  30,  2000  and  1999

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS

                                      GTC  TELECOM  CORP.
                                 CONSOLIDATED BALANCE SHEETS



                                                                      September 30,     June 30,
                                                                          2000            2000
                                                                     -----------------------------
                                                                       (Unaudited)      (Audited)
ASSETS
  Cash                                                               $          600   $    231,336
  Accounts receivable, net of allowance for doubtful accounts of
   $23,632 and $13,450 at September 30, 2000 and June 30, 2000,
   respectively                                                           1,032,627        632,551
  Deposits                                                                  209,780        178,990
  Notes receivable                                                           50,000         22,500
  Prepaid expenses                                                           38,049         30,675
                                                                     -----------------------------
    Total current assets                                                  1,331,056      1,096,052

Property and equipment, net of accumulated depreciation of
  $229,368 and $181,633 at September 30, 2000 and June 30,
  2000, respectively                                                        338,526        372,365

Other assets                                                                 38,111         44,236
                                                                     -----------------------------
    Total assets                                                     $    1,707,693   $  1,512,653
                                                                     =============================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                   3,472,253      2,612,335
  Accrued payroll and related taxes                                       1,143,112        874,213
  Obligation under capital lease                                            179,263        179,263
  Notes payable                                                             317,695        138,939
  Deferred income                                                           118,211        111,469
                                                                     -----------------------------
    Total current liabilities                                             5,230,534      3,916,219
                                                                     -----------------------------
Contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                  --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    19,967,544 shares issued and outstanding at September 30,
    2000 and June 30, 2000, respectively                                     19,968         19,968
  Additional paid-in-capital                                              8,698,596      8,652,020
  Note receivable officer                                                   (71,465)            --
  Accumulated deficit                                                   (12,169,940)   (11,075,554)
                                                                     -----------------------------
    Total stockholders' deficit                                          (3,522,841)    (2,403,566)
                                                                     -----------------------------
    Total liabilities and stockholders' deficit                      $    1,707,693   $  1,512,653
                                                                     =============================

    The accompanying notes are an integral part of these consolidated financial statements.




                                GTC TELECOM CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                  September 30,
                                                               2000           1999
                                                         ---------------------------
Revenues:
  Telecommunications                                     $   2,760,342   $   138,865
  Internet services                                              9,612           230
                                                         ---------------------------
    Total revenues                                           2,769,954       139,095
                                                         ---------------------------
Cost of sales:
  Telecommunications                                         1,739,612       166,602
  Internet services                                              6,527        80,075
                                                         ---------------------------
    Total cost of sales                                      1,746,139       246,677
                                                         ---------------------------

Gross profit/(loss)                                          1,023,815      (107,582)

Selling, general, and administrative expenses                2,020,725     1,068,187
                                                         ---------------------------

Operating loss                                                (996,910)   (1,175,769)

Interest expense, net                                          (93,237)       (9,890)
                                                         ---------------------------

Loss before provision for income taxes                      (1,090,147)   (1,185,659)

Provision for income taxes                                       4,239         3,911
                                                         ===========================

Net loss                                                 $  (1,094,386)  $(1,189,570)

Net loss available to common shareholders
  per common share                                       $       (0.05)  $     (0.08)
                                                         ===========================

Basic and diluted weighted average common shares
  outstanding                                               19,967,544    15,494,813
                                                         ===========================

    The accompanying notes are an integral part of these consolidated financial statements.




                                        GTC TELECOM CORP.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                        2000              1999
                                                                                   ---------------------------
Cash Flows From Operating Activities:
Net loss                                                                           $  (1,094,386) $ (1,189,570)
Adjustments to reconcile net loss to net cash used in operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                                            33,076        12,624
  Estimated fair market value of warrants granted in
    connection with notes payable                                                         13,500            --
  Estimated fair market value of stock issued for services                                    --       336,000
  Reduction of note receivable for services rendered                                      22,500            --
  Allowance for doubtful receivables                                                      10,182            --
  Depreciation and amortization                                                           53,860        40,079
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                                        (448,422)      (54,074)
    Accounts payable and accrued expenses                                                859,918       201,240
    Accrued payroll and related taxes                                                    268,899       138,013
    Deferred income                                                                        6,742         3,508
                                                                                   ---------------------------
Net cash used in operating activities                                                   (274,131)     (512,180)
                                                                                   ---------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                                      (13,896)           --
Notes receivable                                                                         (50,000)           --
Advances to stockholder                                                                  (71,465)           --
Deposits                                                                                      --      (180,110)
                                                                                   ---------------------------

Net cash used in investing activities                                                   (135,361)     (180,110)
                                                                                   ---------------------------

Cash Flows From Financing Activities:
Principal borrowings on notes payable                                                    200,000        50,000
Principal repayments on notes payable                                                    (21,244)           --
Proceeds from sale of stock, net of offering costs of
 $60,170                                                                                      --       626,830
Borrowings on note payable to stockholder                                                     --        48,500
Principal payments under capital lease                                                        --       (14,633)
                                                                                   ---------------------------
Net cash provided by financing activities                                                178,756       710,697
                                                                                   ---------------------------
Net increase/(decrease) in cash                                                         (230,736)       18,407

Cash at beginning of period                                                              231,336           500
                                                                                   ---------------------------
Cash at end of period                                                                        600        18,907
                                                                                   ===========================
Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
       Interest                                                                    $      79,737   $     1,487
       Income taxes                                                                $       4,239   $     3,711

    The accompanying notes are an integral part of these consolidated financial statements.

                                GTC TELECOM CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the three months ended September 30, 2000.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2000, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 4, 2000. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC provides various Telecommunication services, including long distance telephone and calling card services, various Internet related services including Internet Service Provider access and Web Page Hosting and wireless telecommunication services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California.

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $3,899,478, liabilities from the underpayment of payroll taxes (see
Note 7), contingent liabilities from cancelled contracts (see Note 7), a stockholders' deficit of $3,522,841, losses from operations through September 30, 2000 and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of amending its contract with MCI/WorldCom (see
Note 7) and other cost cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2001. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of GTC Telecom Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS - The Company has adopted the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of EITF 00-2 did not have a material effect on its financial statements.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - The Company adopted FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS:

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

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

NOTE  4  -  NOTE  RECEIVABLE  OFFICER:

During the first quarter ended September 30, 2000, the Company advanced an officer $71,465. The advance accrues interest at 10% (no interest income has been earned as of September 30, 2000) and is due December 31, 2000. The Company has reclassed the notes receivable as a reduction to stockholders' deficit at September 30, 2000.

NOTE  5  -  NOTES  PAYABLE:

In September 2000, the Company entered into a promissory note with a shareholder in the amount of $200,000. The note, which accrues interest at 12%, is due on March 25, 2001 and is secured by the Company's receivables. In addition, the Company agreed to issue to the noteholder warrants to purchase 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share valued at approximately $13,500 (based on the Black-Scholes pricing model) which the Company has expensed in the current quarter as interest expense. The warrants are exercisable for a period of two (2) years from the date of issuance and contain piggy-back registration rights.

NOTE  6  -  OPTIONS  AND  WARRANTS:

On October 5, 2000, the Company's Board of Directors granted, pursuant to the Option Plan, an aggregate of 511,150 Incentive Stock Options (as defined by the
Plan), exercisable at $0.6875 per share (the fair market value of the Company's Common Stock on the day of grant) to directors, officers and employees of the Company. Pursuant to APB 25, no compensation expense is to be recognized on the issuance of these options.

Compensation expense, pursuant to APB 25 for previously issued options, was recognized for $33,076 and $12,624 in the three month period ended September 30, 2000 and 1999, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

Beginning in August 1999, the Company entered into negotiations with MCI/WorldCom ("MCI/WorldCom") in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. In an effort to continue to reduce its long distance network transmission costs, the Company successfully negotiated an additional amendment to its contract in September 2000. The amendment further reduces the Company's network transmission costs by approximately 30%. In addition, under the terms of the amendment, the contract is extended to August 31, 2003 and the minimum monthly purchase requirement increased to $400,000 per month for the months August 2000 to January 2001 and then increases to $520,000 per month from February 2001 to the end of the contract. The total minimum purchase requirement of the contract increased to $18,000,000. All remaining material terms of the contract remain the same. For the three month period ended September 30, 2000 and 1999, the Company paid $1,244,222 and $79,315, respectively, pursuant to this agreement.

On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of September 30, 2000.

The Company has recorded an accrual for past due payroll taxes as of September 30, 2000 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $907,000, including penalties and interest, under accrued payroll and related taxes in the accompanying balance sheet at September 30, 2000. The Company expects this matter to be settled and the related accrual paid by June 30, 2001.

NOTE  8  -  SUBSEQUENT  EVENTS:

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued common stock in an amount equivalent to $200,000 for one year's services based on the closing bid price on January 28, 2000 of $3.53125 per share or 56,637 shares. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock. The options were to be granted over the following schedule: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense in January 2000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. In October 2000, pursuant to an agreement, the consultant accepted a cash payment of $6,280 in lieu of the 56,637 shares of the Company's common stock and the 60,000 options.

In October 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to the following:

1. Payment for services of (i) $6,500 per month for the calendar months November 2000 to February 2001, and (ii) $7,500 per calendar month thereafter. The payment for services may be terminated by the Company or by the investor relations company given sixty (60) days written notice.

2. Issue to the investor relations company, 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. These shares shall have piggyback registration rights and will be valued using the market price on the date of each grant.

In November 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to the following:

1. Payment for services of (i) $3,000 per month for the calendar months of November and December 2000, (ii) $5,000 per month for calendar months January and February 2001, and (iii) $7,000 per calendar month thereafter. Following an initial term of six (6) months, the agreement is renewable on a month-to-month basis.

2. Issue to the investor relations company, 25,000 shares of the Company's restricted common stock.

3. In addition, the Company granted warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price as follows: 1) 33,333 shares at the closing bid price on November 1, 2000, 2) 33,333 shares at the closing bid price on November 1, 2000 plus $0.50 per share and, 3) 33,334 shares at the closing bid price on November 1, 2000 plus $1.00 per share. The warrants were valued at approximately $40,000(based on the Black Scholes pricing model) which the Company recorded as investor relations expense in November 2000.

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

Cost of sales include telecommunications service costs and the costs providing internet access. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect of the time of the call. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES - Revenues increased by $2,630,859 from $139,095 in the three months ended September 30, 1999 to $2,769,954 in the three months ended September 30, 2000. The increase was primarily due to the increase in telecommunications revenues of $2,621,477 and internet revenues of $9,382. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of September 30, 2000, the Company had 79,708 telecommunication customers, with usage of long distance services of approximately 44,788,000 minutes for the three months ended September 30, 2000 as compared with 6,781 customers and approximately 2,094,000 minutes for the three months ended September 30, 1999.

COST OF SALES - Cost of sales increased by $1,499,462 from $246,677 in the three months ended September 30, 1999 to $1,746,139 in the three months ended September 30, 2000. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $1,573,010 for the three months ended September 30, 2000. In addition, the costs associated with its Internet services decreased $73,548 for the three months ended September 30, 2000. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company in January 2000 which directly ties these fees to the internet subscriber base. As a percentage of revenue, cost of sales was 63.0% and 177.3% resulting in a gross margin of 37.0% and a gross loss of 77.3% for the three months ended September 30, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $952,538 or 89.2% from $1,068,187 in the three months ended September 30, 1999 to $2,020,725 in the three months ended September 30, 2000. For the three months ended September 30, 1999, the Company began to realize sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the three months ended September 30, 2000 were comprised primarily of $849,680 in salaries and related taxes paid to employees; billing related costs of $216,967;
advertising expense of $108,803; rent of $83,909; bad debt of $76,862; depreciation and amortization expense of $53,860; options valued at approximately $33,076 issued to employees of the Company; and $597,568 of other operating expenses, primarily consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the three months ended September 30, 1999 were comprised primarily of shares valued at approximately $50,000 issued to a vendor for deferment of rent; options valued at approximately $12,624 issued to supplement compensation to certain key employees; approximately $409,252 in salaries and related taxes paid to employees; advertising expenses of $170,618; Internet support costs of $104,639; depreciation and amortization expense of $40,079; and $280,975 of other operating expenses, primarily rent, legal, audit services, and investor relations. Net loss was $1,094,386 and $1,189,570 for the three months ended September 30, 2000 and 1999, respectively.

ASSETS AND LIABILITIES - Assets increased by $195,040 from $1,512,653 as of June 30, 2000 to $1,707,693 as of September 30, 2000. The increase was due primarily to increases in accounts receivable of $400,076, deposits of $30,790, notes receivable of $27,500 and decreases in cash of $230,736 and other assets of $32,590, associated with the increase in customer usage. Liabilities increased by $1,314,315 from $3,916,219 as of June 30, 2000 to $5,230,534 as of September
30, 2000. The increase was due primarily to increases in accounts payable and accrued expenses of $859,918, payroll and payroll related liabilities of $268,899, notes payable of $178,756 and increases in other liabilities of $6,742, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(1,119,275) from $(2,403,566) as of June 30, 2000 to $(3,522,841) as of September 30, 2000. The
increase was attributable to the net loss of $1,094,386 in the three months ended September 30, 2000, and note receivable officer of $71,465, offset primarily by the fair market value of options to employees for compensation of $33,076 and the fair market value of warrants granted in connection with notes payable of $13,500.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had negative cash flows cash flows of $230,736 in the three months ended September 30, 2000 resulting from $178,756 of cash provided by the Company's financing activities, offset by $274,131 of cash used in operating activities and $135,361 of cash used in investing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $274,131 in the three months ended September 30, 2000 was primarily due to a net loss of $1,094,386, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $859,918, accrued payroll and related taxes of $268,899 and deferred income of $6,742, offset partially by accounts receivable and other current assets of $448,422; the fair market value of warrants granted in connection with notes payable of $13,500; the fair market value of options vesting in the current period of $33,076; depreciation and amortization expense of $53,860; reduction of notes receivable for services provided of $22,500; and allowance for doubtful receivables of $10,182.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $135,361 in the three months ended September 30, 2000 funded purchases of property and equipment of $13,896; notes receivable of $50,000; and distributions to officer of $71,465.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $178,756 in the three months ended September 30, 2000 was primarily due to borrowings of short term debt of $200,000 offset primarily by repayments on notes payable of $21,244.

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

The Company borrows funds from the Company's President & CEO for working capital purposes. The borrowings accrue interest at 10% and are due on demand. As of September 30, 2000, the note payable to the Company's President & CEO was
$2,149.  No  interest  was  accrued  or  paid as of September 30, 2000 and 1999.

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

CONTINGENT LIABILITIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams's inability to deliver the VoIP network as contracted and as a result of an amendment to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to accrued costs of $600,110. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome.

The Company has recorded an accrual for past due payroll taxes as of September 30, 2000 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $907,000, including penalties and interest, under accrued payroll and related taxes in the accompanying balance sheet at September 30, 2000. The Company anticipates having this matter settled by June 30, 2001.

CAPITAL  EXPENDITURES

The Company expects to purchase approximately $200,000 of additional equipment in connection with the expansion of its business. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds. (See Long-Term Financing in this section).

SUBSIDIARIES

The Company has formed four wholly owned subsidiaries that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., U.S. Main Corporation, and GTC Wireless, Inc.

CallingPlanet.com, Inc. offers international calling using a PC to phone connection. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet, U.S. Main Corporation offers private label telecommunications and Internet related needs and GTC Wireless, Inc. offers wireless telecommunication services.

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

None  in  the  period  covered  by  this  report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended September 30, 2000.

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

                              GTC TELECOM CORP.

                              By /s/ S. Paul Sandhu
                              ----------------------------------
                              S. Paul Sandhu
                              President & CEO

                              By /s/ Gerald A. DeCiccio
                              ----------------------------------
                              Gerald A. DeCiccio
                              Chief Financial Officer




Dated: November 14, 2000