Form 10QSB
period 2000-12-31
GTC TELECOM CORP
filed 2001-02-13
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED DECEMBER 31, 2000
        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at January 31, 2000
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  20,015,907

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets at December 31, 2000 (Unaudited) and June 30, 2000

           Consolidated Statements of Operations (Unaudited) three months and six months ended December 31, 2000 and 1999

           Consolidated Statements of Cash Flows (Unaudited) six months ended
             December 31, 2000 and 1999

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS




                                        GTC TELECOM CORP.
                                   CONSOLIDATED BALANCE SHEETS




                                                                         December 31,      June 30,
                                                                            2000            2000
                                                                       -------------   ------------
                                                                         (Unaudited)      (Audited)
ASSETS
  Cash                                                                 $     131,316   $    231,336
  Accounts receivable, net of allowance for doubtful accounts of approximately $70,000 and $13,450 at December 31, 2000 and
   June 30, 2000, respectively                                             1,544,665        632,551
  Deposits                                                                   150,381        178,990
  Notes receivable                                                           100,000         22,500
  Prepaid expenses                                                            28,590         30,675
                                                                       -------------   ------------
    Total current assets                                                   1,954,952      1,096,052

Property and equipment, net of accumulated depreciation of
  $276,989 and $181,633 at December 31, 2000 and June 30,
  2000, respectively                                                         293,056        372,365

Other assets                                                                  31,986         44,236
                                                                       -------------   ------------
    Total assets                                                       $   2,279,994   $  1,512,653
                                                                       =============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                    4,600,785      2,612,335
  Accrued payroll and related taxes                                        1,388,493        874,213
  Obligation under capital lease                                              99,293        179,263
  Notes payable                                                              100,000        100,000
  Notes payable - related party                                              273,500         38,939
  Deferred income                                                            129,641        111,469
                                                                       -------------   ------------
    Total current liabilities                                              6,591,712      3,916,219
                                                                       -------------   ------------
Contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                   --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,000,907 (unaudited) and 19,967,544 shares issued and
    outstanding at December 31, 2000 and June 30, 2000, respectively          20,001         19,968
  Additional paid-in-capital                                               8,452,548      8,652,020
  Note receivable officer                                                    (75,766)            --
  Accumulated deficit                                                    (12,708,501)   (11,075,554)
                                                                       -------------   ------------
    Total stockholders' deficit                                           (4,311,718)    (2,403,566)
                                                                       -------------   ------------
    Total liabilities and stockholders' deficit                        $   2,279,994   $  1,512,653
                                                                       =============   ============

The accompanying notes are an integral part of these consolidated financial statements



                                             GTC TELECOM CORP.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                                     Six Months Ended          Three Months Ended
                                                        December 31,               December 31,
                                                -----------------------------------------------------
                                                    2000          1999          2000          1999
                                                -----------------------------------------------------
Revenues:
  Telecommunications                            $ 6,211,577   $   844,429   $ 3,451,235   $   705,564
  Internet services                                  23,293        16,957        13,681        16,727
                                                -----------------------------------------------------
    Total revenues                                6,234,870       861,386     3,464,916       722,291
                                                -----------------------------------------------------
Cost of sales:
  Telecommunications                              3,625,110       699,139     1,885,498       574,185
  Internet services                                  13,445       235,293         6,918       155,218
                                                -----------------------------------------------------
    Total cost of sales                           3,638,555       934,432     1,892,416       729,403
                                                -----------------------------------------------------
Gross profit/(loss)                               2,596,315       (73,046)    1,572,500        (7,112)


Selling, general, and administrative expenses     4,000,517     2,961,322     1,979,792     1,851,483
                                                -----------------------------------------------------
Operating loss                                   (1,404,202)   (3,034,368)     (407,292)   (1,858,595)

Interest expense, net                              (224,491)      (22,053)     (131,254)      (12,163)
                                                -----------------------------------------------------
Loss before provision for income taxes           (1,628,693)   (3,056,421)     (538,546)   (1,870,758)

Provision for income taxes                            4,254         3,500            15          (407)
                                                -----------------------------------------------------
Net loss                                        $(1,632,947)  $(3,059,921)  $  (538,561)  $(1,870,351)
                                                =====================================================
Net loss available to common
shareholders per common share                   $     (0.08)  $     (0.19)  $     (0.03)  $     (0.11)
                                                =====================================================
Basic and diluted weighted average
 common shares outstanding                       19,968,336    15,975,687    19,969,128    16,458,035
                                                =====================================================







The accompanying notes are an integral part of these consolidated financial statements



                                          GTC TELECOM CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                       Six Months Ended
                                                                          December 31,
                                                                  -------------------------
                                                                      2000          1999
                                                                  -------------------------
Cash Flows From Operating Activities:
Net loss                                                          $(1,632,947)  $(3,059,921)
Adjustments to reconcile net loss to net cash used in operating activities:
  Estimated fair market value of previously issued options
    vesting to employees for compensation                              66,150        25,248
  Estimated fair market value of warrants granted in
    connection with notes payable                                      13,500            --
  Estimated fair market value of options and warrants granted to
    a director and consultants for services rendered                   40,333            --
  Estimated fair market value of stock issued for services             38,378       906,397
  Cancellation of previously issued stock and options                (357,800)           --
  Reduction of note receivable for services rendered                   22,500            --
  Increase in allowance for doubtful accounts                          56,550            --
  Depreciation and amortization                                       107,606        81,184
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                     (937,970)     (468,214)
    Accounts payable and accrued expenses                           1,988,450     1,388,460
    Accrued payroll and related taxes                                 514,280       278,141
    Deferred income                                                    18,172        13,985
                                                                  -------------------------

Net cash used in operating activities                                 (62,798)     (834,720)
                                                                  -------------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                   (16,047)      (33,377)
Issuance of note receivable                                          (100,000)           --
Advances to stockholder                                               (75,766)           --
Deposits                                                                   --      (450,110)
                                                                  -------------------------

Net cash used in investing activities                                (191,813)     (483,487)
                                                                  -------------------------
Cash Flows From Financing Activities:
Principal borrowings on notes payable                                      --       110,000
Proceeds from sale of stock, net of offering costs of
    $145,225                                                               --     1,185,295
Principal borrowings on note payable to stockholder                   234,561        48,500
Proceeds from exercise of stock options                                    --        11,750
Principal repayments on capital lease obligations                     (79,970)      (29,701)
                                                                  -------------------------

Net cash provided by financing activities                             154,591     1,325,844
                                                                  -------------------------

Net increase/(decrease) in cash                                      (100,020)        7,637

Cash at beginning of period                                           231,336           500
                                                                  -------------------------

Cash at end of period                                                 131,316         8,137
                                                                  =========================

Supplemental disclosures of cash flow information:
   Cash paid during the six months ended for:
       Interest                                     $   69,499   $   11,015
       Income taxes                                 $    4,254   $    3,504


     The accompanying notes are an integral part of these consolidated financial statements.

                                GTC TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of December 31, 2000, the results of operations for the three and six months ended December 31, 2000 and cash flows for the six months ended December 31, 2000.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $4,636,760, liabilities from the underpayment of payroll taxes (see
Note 10), contingent liabilities from cancelled contracts (see Note 10), a stockholders' deficit of $4,311,718, losses from operations through December 31, 2000 and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of amending its contract with MCI/WorldCom (see
Note 10) and other cost cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2001. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company had adopted Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 99% of the Company's revenues, loss from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation.

PRIOR YEAR RESTATEMENT - The Company restated prior year quarter numbers by $290,815 due to fiscal year end 2000 audit adjustments.

ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS - The Company has adopted the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of EITF 00-2 did not have a material effect on the Company's financial statements.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - The FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

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

NOTE  4  -  NOTE  RECEIVABLE  OFFICER:

As of December 31, 2000, the Company advanced an officer $75,766. The advance accrues interest at 10% (no interest income has been earned as of December 31, 2000) and is due on demand. The Company has reclassed the notes receivable as an increase to stockholders' deficit at December 31, 2000.

NOTE  5  -  NOTE  RECEIVABLE/PAYABLE:

During the period ended December 31, 2000, the Company advanced $100,000 to a related party. The advance, which accrues interest at 12%, requires no monthly principal or interest payments with all unpaid principal and interest due March 25, 2001. No interest has been paid or accrued as of December 31, 2000. In addition, the Company was issued warrants to purchase 50,000 shares of restricted common stock at an exercise price of $2.00 per share. Since this company is not a public entity, GTC valued the warrants at $0. The warrants are exercisable for a period of ten (10) years from the date of issuance.

In September 2000, the Company borrowed $200,000 for working capital purposes from a shareholder of the company. The borrowings, which accrue interest at 12%, requires no monthly principal and interest payments with all unpaid principal and interest due on March 25, 2001 and is secured by the Company's receivables. As of December 31, 2000, no interest has been paid or accrued. In addition, the Company agreed to issue to the noteholder warrants to purchase 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share valued at approximately $13,500 (based on the Black-Scholes pricing model) which the Company has expensed during the six months ended December 31, 2000 as interest expense. The warrants are exercisable for a period of two (2) years from the date of issuance and contain piggy-back registration rights.

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTY:

The Company from time to time borrows funds from the Company's President and Chief Executive Officer for working capital purposes. The borrowings accrue interest at 10% and are due on demand. As of December 31, 2000, the note payable to the Company's President and Chief Executive Officer was $73,500. No interest was accrued or paid as of December 31, 2000.

NOTE  7  -  NOTES  PAYABLE:

In January 2000, the Company borrowed $200,000 for working capital purposes from a third party. The note was due February 28, 2000 plus accrued interest of $20,000. If all unpaid principal and interest was not paid by February 28, 2000, the aggregate balance is to accrue interest at 2% per month with no predetermined due date. On April 11, 2000, the Company repaid $100,000 of the principal balance and is in the process of renegotiating the terms of the note. The principal balance outstanding was $100,000, plus accrued interest of $49,474 which is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2000.

NOTE  8  -  COMMON  STOCK  ISSUANCES:

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued common stock in an amount equivalent to $200,000 for one year's services based on the closing bid price on January 28, 2000 of $3.53125 per share or 56,637 shares. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock. The options were to be granted over the following schedule: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense in January 2000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. In October 2000, pursuant to an agreement, the consultant accepted a cash payment of $6,280 in lieu of the 56,637 shares of the Company's common stock and the 60,000 options. As a result, the Company reversed the transaction and recorded the value of the previously issued stock and warrants of $357,800 as a reduction in Selling, general, and administrative expenses as of December 31, 2000.

In October 2000, the Company issued 20,000 shares of "restricted" Common Stock valued at $11,250 (based on the market price on the date of grant) for services rendered. In connection with this issuance, the Company recorded advertising expense for $11,250 as of December 31, 2000. These shares also have a provision for piggyback registration rights. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

2. Issue to the investor relations company, 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. These shares shall have piggyback registration rights and were valued using the market price on the date of each grant. During the period ended December 31, 2000, the Company issued 45,000 shares of common stock valued at $16,172 (based on the market price on the date of grant) pursuant to this agreement and recorded the amount as investor relations expense in the accompanying consolidated statement of operations.

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

2. Issue to the investor relations company, 25,000 shares of the Company's restricted common stock valued at $10,956 (based on the market price on the date of grant) and recorded the value as investor relations expense in the accompanying consolidated statement of operations.

3. In addition, the Company granted warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price as follows: 1) 33,333 shares at the closing bid price on November 1, 2000, 2) 33,333 shares at the closing bid price on November 1, 2000 plus $0.50 per share and, 3) 33,334 shares at the closing bid price on November 1, 2000 plus $1.00 per share. The warrants were valued at $40,333 (based on the Black Scholes pricing model) which the Company recorded as investor relations expense in the accompanying consolidated statement of operations as of December 31, 2000.

NOTE  9  -  OPTIONS  AND  WARRANTS:

On October 5, 2000, the Company's Board of Directors granted, pursuant to the Option Plan, an aggregate of 503,650 Incentive Stock Options (as defined by the
Plan), exercisable at $0.6875 per share (the fair market value of the Company's Common Stock on the date of grant) to directors, officers and employees of the Company. Pursuant to APB 25, no compensation expense is to be recognized on the issuance of these options.

During the six months ended December 31, 2000, an aggregate of 18,000 Incentive Stock Options (as defined by the Plan) were granted, exercisable at $0.4713 per share (each issuance priced at the fair market value of the Company's Common Stock on the date of grant) to certain employees of the Company. The options are exercisable through December 2010.

On November 11, 2000, the Company granted options to purchase 125,000 shares of restricted Common Stock, at an exercise price of $0.50 per share, to a director of the Company (the fair market value of the Company's Common Stock on the date of grant). The options are exercisable through November 2003.

Pursuant to APB 25, the company recorded compensation expense of $66,150 and $25,248 during the six months ended December 31, 2000 and 1999, respectively, due to vesting of previously issued options.

NOTE  10  -  CONTRACTS  AND  CONTINGENCIES:

Beginning in August 1999, the Company entered into negotiations with MCI/WorldCom ("MCI/WorldCom") in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. In an effort to continue to reduce its long distance network transmission costs, the Company successfully negotiated an additional amendment to its contract in September 2000. The amendment further reduces the Company's network transmission costs by approximately 30%. In addition, under the terms of the amendment, the contract is extended to August 31, 2003 and the minimum monthly purchase requirement increased to $400,000 per month for the months August 2000 to January 2001 and then increases to $520,000 per month from February 2001 to the end of the contract. The total minimum purchase requirement of the contract increased to $18,000,000. All remaining material terms of the contract remain the same. For the three- and six- month periods ended December 31, 2000 and 1999, the Company paid $998,537 and $2,242,759, respectively, and $125,864 and $205,179, respectively, pursuant to this agreement.

On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of December 31, 2000.

The Company has recorded an accrual for past due payroll taxes as of December 31, 2000 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,136,000, including penalties and interest, under accrued payroll and related taxes in the accompanying consolidated balance sheet at December 31, 2000. The Company expects this matter to be settled and the related accrual paid by December 31, 2001.

NOTE  11  -  SUBSEQUENT  EVENTS:

Pursuant to an investor and public relations agreement (see Note 8), the Company issued 15,000 shares of the Company's restricted common stock valued at $5,625 (based on the market price on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES - Revenues increased by $2,742,625 or 379.7% from $722,291 in the three months ended December 31, 1999 to $3,464,916 in the three months ended December 31, 2000. The increase was primarily due to the increase in telecommunications revenues of $2,745,671 and offset by a decrease in internet revenues of $3,046. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of December 31, 2000, the Company had 92,455 telecommunication customers, with usage of long distance services of approximately 54,791,000 minutes for the three months ended December 31, 2000 as compared with 24,194 customers and approximately 11,534,000 minutes for the three months ended December 31, 1999.

COST OF SALES - Cost of sales increased by $1,163,013 or 159.4% from $729,403 in the three months ended December 31, 1999 to $1,892,416 in the three months ended December 31, 2000. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $1,311,313 for the three months ended December 31, 2000. In addition, the costs associated with its Internet services decreased $148,300 for the three months ended December 31, 2000. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company in January 2000 which directly ties these fees to the internet subscriber base. As a percentage of revenue, cost of sales was 54.6% and 101.0% resulting in a gross margin of 45.4% and a gross loss of 1.0% for the three months ended December 31, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $128,309 or 6.9% from $1,851,483 in the three months ended December 31, 1999 to $1,979,792 in the three months ended December 31, 2000. For the three months ended December 31, 1999, the Company began to realize sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the three months ended December 31, 2000 were comprised primarily of $1,000,068 in salaries and related taxes paid to employees; a one-time settlement credit of $(357,800) from the cancellation of a consulting agreement; billing related costs of $346,473; advertising expense of $106,631; rent of $86,736; bad debt of $74,295; sales commissions of $73,180; depreciation and amortization expense of $53,745; options valued at approximately $33,075 issued to employees of the Company; warrants valued at approximately $40,333 issued to an outside consultant; and $523,056 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the three months ended December 31, 1999 were comprised primarily of options valued at approximately $12,624 issued to a director of the Company and to supplemental compensation given to certain key employees; approximately $489,009 in salaries and related taxes paid to employees; advertising expenses of $273,544; Internet support costs of $325,084; depreciation expense of $41,106; and $710,116 of other operating expenses, primarily rent, legal, audit services, costs of third party verification for newly acquired customers, and bad debts. Net loss was $538,561 and $1,870,351 for the three months ended December 31, 2000 and 1999, respectively.

ASSETS AND LIABILITIES - Assets increased by $767,341 from $1,512,653 as of June 30, 2000 to $2,279,994 as of December 31, 2000. The increase was due primarily to increases in accounts receivable of $912,114, notes receivable of $77,500 and decreases in cash of $100,020 and other assets of $122,253, associated with the increase in customer usage. Liabilities increased by $2,675,493 from $3,916,219 as of June 30, 2000 to $6,591,712 as of December 31, 2000. The increase was due primarily to increases in accounts payable and accrued expenses of $1,988,450, payroll and payroll related liabilities of $514,280, notes payable of $234,561 and decreases in other liabilities of $61,798, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(1,908,152) from $(2,403,566) as of June 30, 2000 to $(4,311,718) as of December 31, 2000. The
increase was attributable to the net loss of $1,632,947 in the six months ended December 31, 2000, a one-time settlement credit of $357,800 from the cancellation of a contract payable in stock and options previously granted to an outside consultant, and note receivable officer of $75,766, offset primarily by the fair market value of options to employees for compensation of $66,150, the fair market value of warrants granted to an outside consultant of $40,333, the fair market value of warrants granted in connection with notes payable of $13,500, and the fair market value of stock issued to consultants of $38,378.

SIX  MONTHS  ENDED  DECEMBER  31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

REVENUES - Revenues increased by $5,373,484 or 623.8% from $861,386 in the six months ended December 31, 1999 to $6,234,870 in the six months ended December 31, 2000. The increase was primarily due to the increase in telecommunications revenues of $5,367,148 and internet revenues of $6,336. For the six months ended December 31, 1999, the Company had just begun marketing its services. Beginning in early 1999, the Company began to actively market its services and began realizing revenues from the sale of such services. As of December 31, 2000, the Company had 92,455 telecommunication customers, with usage of long distance services of approximately 99,579,000 minutes for the six months ended December 31, 2000 as compared with 24,194 customers and approximately 13,628,000 minutes for the six months ended December 31, 1999.

COST OF SALES - Cost of sales increased by $2,704,123 or 289.4% from $934,432 in the six months ended December 31, 1999 to $3,638,555 in the six months ended December 31, 2000. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $2,925,971 for the six months ended December 31, 2000. In addition, the costs associated with its Internet services decreased $221,848 for the six months ended December 31, 2000. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company in January 2000 which directly ties these fees to the internet subscriber base. As a percentage of revenue, cost of sales was 58.4% and 108.5% resulting in a gross margin of 41.6% and a gross loss of 8.5% for the six months ended December 31, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $1,039,195 or 35.1% from $2,961,322 in the six months ended December 31, 1999 to $4,000,517 in the six months ended December 31, 2000. For the six months ended December 31, 2000 compared to the six months ended December 31, 1999, the Company began to realize sales from its telecommunications and internet customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the six months ended December 31, 2000 were comprised primarily of $1,849,748 in salaries and related taxes paid to employees; a one-time settlement credit of $(357,800) from the cancellation of a consulting agreement; billing related costs of $566,440; advertising expense of $215,434; rent of $170,645; bad debt of $151,158; sales commissions of $127,437; depreciation and amortization expense of $107,606; options valued at approximately $66,150 issued to employees of the Company; warrants valued at approximately $40,333 issued to an outside consultant; and $1,063,366 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.
S,G&A expenses for the six months ended December 31, 1999 were comprised primarily of shares valued at approximately $50,000 issued to a vendor for deferment of rent; options valued at approximately $25,248 issued to a director of the Company and to supplement compensation to certain key employees;
approximately $898,261 in salaries and related taxes paid to employees; advertising expenses of $444,162; Internet support costs of $429,723;
depreciation expense of $81,184; and $1,032,744 of other operating expenses, primarily rent, legal, audit services, costs of third party verification for newly acquired customers, and bad debts. Net loss was $1,632,947 and $3,059,921 for the six months ended December 31, 2000 and 1999, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had negative cash flows cash flows of $100,020 in the six months ended December 31, 2000 resulting from $154,591 of cash provided by the Company's financing activities, offset by $62,798 of cash used in operating activities and $191,813 of cash used in investing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $62,798 in the six months ended December 31, 2000 was primarily due to a net loss of $1,632,947 and a one-time settlement credit of $357,800 from the cancellation of stock and options previously granted to an outside consultant, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,988,450, accrued payroll and related taxes of $514,280 and deferred income of $18,172, offset partially by accounts receivable and other current assets of $937,970; the fair market value of warrants granted in connection with notes payable of $13,500; the fair market value of options and warrants vesting in the current period of $106,483; depreciation and amortization expense of $107,606; the fair market value of stock issued for services of $38,378; reduction of notes receivable for services provided of $22,500; and allowance for doubtful receivables of $56,550.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $191,813 in the six months ended December 31, 2000 funded purchases of property and equipment of $16,047; notes receivable of $100,000; and advances to stockholder of $75,766.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $154,591 in the six months ended December 31, 2000 was primarily due to borrowings of short term debt of $234,561, offset partially by principal payments under capital lease of $79,970.

SHORT-TERM FINANCING - On September 23, 2000, the Company entered into a promissory note with an accredited shareholder resulting in net proceeds to the Company in the amount of $200,000. Pursuant to the terms of the promissory note, the balance and simple interest in the amount of 12% are due and payable to the noteholder on March 25, 2001 and the note is secured by the Company's receivables. In addition, the Company agreed to issue to the noteholder warrants to purchase up to 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share. The warrants are exercisable for a period of two (2) years from the date of issue and contain piggy-back registration rights.

The Company borrows funds from the Company's President & CEO for working capital purposes. The borrowings accrue interest at 10% and are due on demand. As of December 31, 2000, the note payable to the Company's President & CEO was
$73,500.  No  interest  was  accrued  or  paid as of December 31, 2000 and 1999.

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

The Company has recorded an accrual for past due payroll taxes as of December 31, 2000 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,136,000, including penalties and interest, under accrued payroll and related taxes in the accompanying consolidated balance sheet at December 31, 2000. The Company anticipates having this matter settled by December 31, 2001.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued common stock in an amount equivalent to $200,000 for one year's services based on the closing bid price on January 28, 2000 of $3.53125 per share or 56,637 shares. In addition, the Company agreed to issue options to purchase 60,000 shares of the Company's common stock. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense in January 2000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. In October 2000, pursuant to an agreement, the consultant accepted a cash payment of $6,280 in lieu of the 56,637 shares of the Company's common stock and the 60,000 options which as a result were cancelled.

In September 2000, the Company entered into a promissory note with a shareholder in the amount of $200,000. The note, which accrues interest at 12%, is due on March 25, 2001 and is secured by the Company's receivables. In addition, the Company agreed to issue to the noteholder warrants to purchase 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share valued at approximately $13,500 (based on the Black-Scholes pricing model) which the Company has expensed during the six months ended December 31, 2000 as interest expense. The warrants are exercisable for a period of two (2) years from the date of issuance and contain piggy-back registration rights. The issuance was an isolated transaction not involving a public offering pursuant to section  4(2)  of  the  Securities  Act  of  1933.

In October 2000, the Company issued 20,000 shares of "restricted" Common Stock valued at $11,250 to an unrelated entity in exchange for advertising services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In October 2000, the Company entered into an agreement with an additional unrelated outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed, in addition to certain cash consideration, to issue to the investor relations company, 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. During the period ended December 31, 2000, the Company issued 45,000 shares of Common Stock pursuant to this agreement valued at $16,172 (based on the market price on the date of grant). The issuances were an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In November 2000, the Company entered into an agreement with an additional outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed, in addition to certain cash consideration, to issue to the investor relations company, 25,000 shares of the Company's restricted common stock and to issue warrants to purchase up to 100,000 shares of the Company's common stock. The warrants have an exercise price as follows:
1) 33,333 shares at the closing bid price on November 1, 2000, 2) 33,333 shares at the closing bid price on November 1, 2000 plus $0.50 per share and, 3) 33,334 shares at the closing bid price on November 1, 2000 plus $1.00 per share. The warrants were valued at approximately $40,000 (based on the Black Scholes pricing model) which the Company recorded as investor relations expense in November 2000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On October 5, 2000, the Company's Board of Directors granted, pursuant to the Company's Omnibus Stock Option Plan (the "Plan"), an aggregate of 503,650
Incentive Stock Options (as defined by the Plan), exercisable at $0.6875 per share (the fair market value of the Company's Common Stock on the date of grant) to directors, officers and employees of the Company. Pursuant to APB 25, no compensation expense is to be recognized on the issuance of these options.

On November 11, 2000, the Company granted options to purchase 125,000 shares of restricted Common Stock, at an exercise price of $0.50 per share, to a director of the Company (the fair market value of the Company's Common Stock on the date of grant). The options are exercisable through November 2003. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2000, the Company held its Annual meeting of Shareholders. Up for consideration by the shareholders at the meeting were three proposals submitted by the Company's Board of Directors.

(1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:


                     Number of      Number of        Number of      Number of
Name                Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------------  ------------  ---------------  ---------------  -----------
S. Paul Sandhu       14,165,530                0           76,198    5,669,179

Eric A. Clemons      14,165,530                0           76,198    5,669,179

Clay T. Whitehead    14,165,530                0           76,198    5,669,179

John M. Eger         14,165,530                0           76,198    5,669,179

Gerald A. DeCiccio   14,165,530                0           76,198    5,669,179


(2) The second proposal up for consideration involved the adoption of the restated Articles of Incorporation of GTC. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:


                     Number of      Number of        Number of      Number of
                    Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
                   ------------  ---------------  ---------------  -----------
                     14,033,085           85,323          123,420    5,669,079


(3) Proposal Three involved ratifying the appointment of Corbin & Wertz LLP as independent auditors of the Company for the fiscal year ending June 30, 2001. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

                     Number of      Number of        Number of      Number of
                    Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
                   ------------  ---------------  ---------------  -----------
                     14,092,405           68,938           80,385    5,669,179

As a majority of the shareholders attending the meeting, either in person or by proxy, voted in favor of the above proposals, the proposals were duly approved and authorized by the shareholders of the Company.

ITEM 5. OTHER INFORMATION

On November 3, 2000, Gerald A. DeCiccio, the Company's Chief Financial Officer, was appointed to the Board of Directors to fill a vacancy. Mr. DeCiccio was re-elected to the Board of Directors at the Company's Annual Shareholder's meeting on December 14, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1     Restated  Articles  of  Incorporation  of  GTC  Telecom  Corp. filed on
           January  4,  2001.

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




Dated: February 13, 2000