Form 10QSB
period 2001-03-31
GTC TELECOM CORP
filed 2001-05-10
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED MARCH 31, 2001

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
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at April 30, 2001
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  20,060,907

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

          Consolidated Balance Sheets at March 31, 2001 (Unaudited) and June
           30, 2000

          Consolidated Statements of Operations (Unaudited) three months and nine months ended March 31, 2001 and 2000

          Consolidated  Statements of Cash  Flows (Unaudited) nine months ended March  31,  2001  and  2000

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS

                           GTC  TELECOM  CORP.
                    CONSOLIDATED  BALANCE  SHEETS




                                                                        March 31,       June 30,
                                                                          2001           2000
                                                                       (Unaudited)     (Audited)
                                                                     -------------  -------------
ASSETS
  Cash                                                               $    400,736   $    231,336
  Accounts receivable, net of allowance for doubtful accounts of approximately $145,000 and $13,450 at March 31, 2001 and
   June 30, 2000, respectively                                          1,533,592        632,551
  Deposits                                                                152,426        178,990
  Notes receivable - related party                                        100,000         22,500
  Prepaid expenses                                                         19,486         30,675
                                                                     -------------  -------------
    Total current assets                                                2,206,240      1,096,052

Property and equipment, net of accumulated depreciation of
  $326,174 and $181,633 at March 31, 2001 and June 30,
  2000, respectively                                                      263,281        372,365

Other assets                                                               25,861         44,236
                                                                     -------------  -------------
    Total assets                                                     $  2,495,382   $  1,512,653
                                                                     =============  =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $  5,546,306   $  2,612,335
  Accrued payroll and related taxes                                     1,637,261        874,213
  Obligation under capital lease                                           81,841        179,263
  Notes payable                                                           125,000        100,000
  Notes payable - related party                                            72,500         38,939
  Deferred income                                                         129,642        111,469
                                                                     -------------  -------------
    Total current liabilities                                           7,592,550      3,916,219


Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,045,907 (unaudited) and 19,967,544 shares issued and
    outstanding at March 31, 2001 and June 30, 2000, respectively          20,046         19,968
  Additional paid-in-capital                                            8,508,614      8,652,020
  Note receivable officer                                                 (55,733)            --
  Accumulated deficit                                                 (13,570,095)   (11,075,554)
                                                                     -------------  -------------
    Total stockholders' deficit                                        (5,097,168)    (2,403,566)

    Total liabilities and stockholders' deficit                      $  2,495,382   $  1,512,653
                                                                     =============  =============


    The accompanying notes are an integral part of these consolidated financial statements.

                                GTC TELECOM CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                    Nine Months Ended                 Three Months Ended
                                                        March 31,                          March 31,
                                                2001                  2000             2001          2000
                                         -------------------  --------------------  -----------   ------------
Revenues:
  Telecommunications                     $        9,891,299   $         2,287,296   $ 3,679,722   $ 1,442,867
  Internet services                                  49,382                30,648        26,089        13,691
                                         -------------------  --------------------  ------------  ------------
    Total revenues                                9,940,681             2,317,944     3,705,811     1,456,558
                                         -------------------  --------------------  ------------  ------------

Cost of sales:
  Telecommunications                              5,688,318             1,887,883     2,063,208     1,188,744
  Internet services                                  40,006               264,572        26,561        29,279
                                         -------------------  --------------------  ------------  ------------
    Total cost of sales                           5,728,324             2,152,455     2,089,769     1,218,023
                                         -------------------  --------------------  ------------  ------------

Gross profit/(loss)                               4,212,357               165,489     1,616,042       238,535

Selling, general, and administrative
expenses                                          6,317,873             4,874,376     2,317,356     1,913,054
                                         -------------------  --------------------  ------------  ------------

Operating loss                                   (2,105,516)           (4,708,887)     (701,314)   (1,674,519)

Interest expense, net                              (384,596)              (61,605)     (160,105)      (39,552)

Loss before provision for income taxes           (2,490,112)           (4,770,492)     (861,419)   (1,714,071)

Provision for income taxes                            4,429                 5,204           175         1,704
                                         -------------------  --------------------  ------------  ------------

Net loss                                 $       (2,494,541)  $        (4,775,696)  $  (861,594)  $(1,715,775)
                                         ===================  ====================  ============  ============

Net loss available to common
shareholders per common share            $            (0.12)  $             (0.29)  $     (0.04)  $     (0.10)
                                         ===================  ====================  ============  ============
Basic and diluted weighted average
common shares outstanding                        19,984,260            16,558,454    20,016,240    17,736,795
                                         ===================  ====================  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.





                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                     -------------------------
                                                                                         2001          2000
                                                                                     -------------------------
Cash Flows From Operating Activities:
Net loss                                                                             $(2,494,541)  $(4,775,696)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
  Estimated fair market value of previously issued options
    vesting to employees for compensation                                                 99,225        37,872
  Estimated fair market value of warrants granted in
    connection with notes payable                                                         13,500            --
  Estimated fair market value of options and warrants granted to
    directors and consultants for services rendered                                       48,134       167,400
  Estimated fair market value of stock issued for services                                53,613     1,319,522
  Cancellation of previously issued stock and options                                   (357,800)           --
  Reduction of note receivable for services rendered                                      22,500            --
  Increase in allowance for doubtful accounts                                            131,550            --
  Interest accrued on debt converted                                                          --         5,000
  Depreciation and amortization                                                          162,916       124,494
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                                        (994,838)   (1,040,657)
    Accounts payable and accrued expenses                                              2,933,971     2,328,610
    Accrued payroll and related taxes                                                    763,048       343,741
    Deferred income                                                                       18,173        13,380
                                                                                     -------------------------
Net cash provided by (used in) operating activities                                      399,451    (1,476,334)
                                                                                     -------------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                                      (35,457)      (81,068)
Issuance of note receivable                                                             (100,000)           --
Advances to stockholder, net                                                             (55,733)           --
Deposits                                                                                      --      (450,110)
                                                                                     -------------------------
Net cash used in investing activities                                                   (191,190)     (531,178)
                                                                                     -------------------------
Cash Flows From Financing Activities:
Principal borrowings on notes payable                                                     25,000       310,000
Principal repayments on notes payable                                                         --       (60,000)
Proceeds from sale of stock, net of offering costs of
  $171,005                                                                                    --     2,215,172
Principal borrowings on note payable to stockholder                                      234,561        48,500
Principal repayments on note payable to stockholder                                     (201,000)           --
Proceeds from exercise of stock options                                                       --        71,500
Principal repayments on capital lease obligations                                        (97,422)      (45,218)
                                                                                     -------------------------
Net cash provided by (used in) financing activities                                      (38,861)    2,539,954
                                                                                     -------------------------
Net increase in cash                                                                     169,400       532,442

Cash at beginning of period                                                              231,336           500
                                                                                     -------------------------
Cash at end of period                                                                    400,736       532,942
                                                                                     =========================

Supplemental disclosures of cash flow information:
   Cash paid during the nine months ended for:
       Interest                                     $  146,775    $  57,606
       Income taxes                                 $    4,429    $   5,204


Supplemental disclosures on non-cash investing and financing activities:

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

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 2001, the results of operations for the three and nine months ended
March  31,  2001  and  cash  flows  for  the  nine  months ended March 31, 2001.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $5,386,310, liabilities from the underpayment of payroll taxes (see
Note 10), contingent liabilities from cancelled contracts (see Note 10), a stockholders' deficit of $5,097,168, losses from operations through March 31, 2001 and a lack of operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of amending its contract with MCI/WorldCom (see
Note 10) and other cost cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending June 30, 2001. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

COMPREHENSIVE INCOME - The Company had adopted Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations, as the Company has no items of comprehensive income.

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

PRIOR YEAR RESTATEMENT - The Company restated its net loss for the three and nine months ended March 31, 2000. The restatement is due to year ended June 30, 2000 audit adjustments related to the revaluation of options granted to a director and employees. The effect of the restatement was a reduction of $33,075 and $323,890 to the Company's previously reported net loss for the three and nine month period ended March 31, 2000, respectively. As a result, the Company's net loss per share decreased by $0.00 and $0.02 for the three and nine months ended March 31, 2000, respectively.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on its results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

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

NOTE  4  -  NOTE  RECEIVABLE  OFFICER:

As of March 31, 2001, the Company has net advances to an officer of $55,733. The advances accrued interest at 10% (no interest income has been earned as of March 31, 2001) and are due on demand. The Company has reclassified the notes receivable as an increase to stockholders' deficit at March 31, 2001.

NOTE  5  -  NOTE  RECEIVABLE/PAYABLE:

During the period ended March 31, 2001, the Company advanced $100,000 to a related party. The advance, which accrues interest at 12%, requires no monthly principal or interest payments with all unpaid principal and interest due March 25, 2001. The Company is in the process of renegotiating the repayment. No interest has been paid or accrued as of March 31, 2001. In addition, the Company was issued warrants to purchase 50,000 shares of restricted common stock of the related-party company at an exercise price of $2.00 per share. Since this company is not a public entity, GTC valued the warrants at $0. The warrants are exercisable for a period of ten (10) years from the date of issuance.

In September 2000, the Company borrowed $200,000 for working capital purposes from a shareholder of the related-party company. The borrowings, which accrue interest at 12%, require no monthly principal and interest payments with all unpaid principal and interest due on March 25, 2001 and are secured by the Company's receivables. On March 19, 2001, the Company repaid $150,000 of the principal and interest due of $12,000. The repayment of the remaining balance of $50,000 is in the process of being renegotiated. In addition, the Company agreed to issue to the noteholder warrants to purchase 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share valued at approximately $13,500 (based on the Black-Scholes pricing model) which the Company has expensed during the nine months ended March 31, 2001 as interest expense. The warrants are exercisable for a period of two (2) years from the date of issuance and contain piggyback registration rights.

NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTY:

The Company from time to time borrows funds from the Company's Chief Executive Officer for working capital purposes. The borrowings totaling $73,500 accrue interest at 10% and are due on demand. As of March 31, 2001, the Company repaid $51,000 of the note payable to the Company's Chief Executive Officer and the principal balance outstanding at March 31, 2001 was $22,500. No interest was accrued or paid as of March 31, 2001.

NOTE  7  -  NOTES  PAYABLE:

In January 2000, the Company borrowed $200,000 for working capital purposes from a third party. The note was due February 28, 2000 plus accrued interest of $20,000. If all unpaid principal and interest was not paid by February 28, 2000, the aggregate balance is to accrue interest at 2% per month with no predetermined due date. On April 11, 2000, the Company repaid $100,000 of the principal balance and is in the process of renegotiating the terms of the note. The principal balance outstanding was $100,000, plus accrued interest of $58,623 which is included in accrued expenses in the accompanying consolidated balance sheet at March 31, 2001.

In March 2001, the Company borrowed $25,000 for working capital purposes from a third party. The note payable is due March 2, 2002, accrues interest at 12%, and is convertible into the Company's Common Stock at $1.00 per share.

NOTE  8  -  COMMON  STOCK  ISSUANCES:

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued common stock in an amount equivalent to $200,000 for one year's services based on the closing bid price on January 28, 2000 of $3.53125 per share or 56,637 shares. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock. The options were to be granted over the following schedule: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense in January 2000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. In October 2000, pursuant to an agreement, the consultant accepted a cash payment of $6,280 in lieu of the 56,637 shares of the Company's common stock and the 60,000 options. As a result, the Company reversed the transaction and recorded the value of the previously issued stock and warrants of $357,800 as a reduction in Selling, general, and administrative expenses as of March 31, 2001.

In October 2000, the Company issued 20,000 shares of "restricted" Common Stock valued at $11,250 (based on the market price on the date of grant) for services rendered. In connection with this issuance, the Company recorded advertising expense for $11,250 as of March 31, 2001. These shares also have a provision for piggyback registration rights. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

2. Issue to the investor relations company, 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. These shares shall have piggyback registration rights and were valued using the market price on the date of each grant. During the period ended March 31, 2001, the Company issued 90,000 shares of common stock valued at $31,407 (based on the market price on the date of grant) pursuant to this agreement and recorded the amount as investor relations expense in the accompanying consolidated statement of operations.

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

3. In addition, the Company granted warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price as follows: 1) 33,333 shares at the closing bid price on November 1, 2000, 2) 33,333 shares at the closing bid price on November 1, 2000 plus $0.50 per share and, 3) 33,334 shares at the closing bid price on November 1, 2000 plus $1.00 per share. The warrants were valued at $40,334 (based on the Black Scholes pricing model) which the Company recorded as investor relations expense in the accompanying consolidated statement of operations as of March 31, 2001.

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

During the nine months ended March 31, 2001, an aggregate of 95,200 Incentive Stock Options (as defined by the Plan) were granted, exercisable at an average of $0.4116 per share (each issuance priced at the fair market value of the Company's Common Stock on the date of grant) to certain employees of the Company. The options are exercisable through March 2011.

On November 11, 2000, the Company granted options to purchase 125,000 shares of restricted Common Stock, at an exercise price of $0.50 per share, to a director of the Company (the fair market value of the Company's Common Stock on the date of grant). The options are exercisable through November 2003.

On January 2, 2001, the Board issued options to purchase an aggregate of 42,500 shares of the Company's Common Stock, at exercise prices between $0.01 and $0.25, valued at $7,800 to the members of the Board pursuant to their agreement of director compensation. The options are exercisable through January 2004.

Pursuant to APB 25, the company recorded compensation expense of $99,225 and $37,872 during the nine months ended March 31, 2001 and 2000, respectively, due to vesting of previously issued options.

NOTE  10  -  CONTRACTS  AND  CONTINGENCIES:

Beginning in August 1999, the Company entered into negotiations with MCI/WorldCom ("MCI/WorldCom") in an effort to lower its network transmission costs. As a result of these negotiations, MCI/WorldCom agreed to amend the existing contract whereby MCI/WorldCom agreed to reduce the Company's network transmission costs by approximately 40%. Additionally, under the terms of the amendment, the minimum monthly purchase requirement was increased to $12,000 per month and the total minimum purchase requirement increased to $288,000. In an effort to continue to reduce its long distance network transmission costs, the Company successfully negotiated an additional amendment to its contract in September 2000. The amendment further reduces the Company's network transmission costs by approximately 30%. In addition, under the terms of the amendment, the contract is extended to August 31, 2003 and the minimum monthly purchase requirement increased to $400,000 per month for the months August 2000 to January 2001 and then increases to $520,000 per month from February 2001 to the end of the contract. The total minimum purchase requirement of the contract increased to $18,000,000. All remaining material terms of the contract remain the same. For the three- and nine- month periods ended March 31, 2001 and 2000, the Company paid $1,118,512 and $3,361,271, respectively, and $408,630 and $613,809, respectively, pursuant to this agreement.

On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of March 31, 2001.

The Company has recorded an accrual for past due payroll taxes as of March 31, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,213,000, including penalties and interest, under accrued payroll and related taxes in the accompanying consolidated balance sheet at March 31, 2001. The Company expects this matter to be settled and the related accrual paid by December 31, 2001.


NOTE  11  -  SUBSEQUENT  EVENTS:

In April 2001, pursuant to the investor and public relations agreement entered into in October 2000 (see Note 8), the Company issued 15,000 shares of the Company's restricted common stock valued at $3,750 (based on the market price on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

During calendar 2000, the Company began providing a number of Internet related services such as: the sale of electronic calling cards on its ecallingcards.com web site; Internet access via Dial-Up, Wireless T-1, and DSL; and Internet Web Page Hosting services. However, the Company's Internet related services are intended to be a value-added service to attract customers to the Company's Telecommunication services as opposed to a revenue-generating service.

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

Cost of sales includes telecommunications service costs and the costs providing internet access. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect of the time of the call. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES - Revenues increased by $2,249,253 or 154.4% from $1,456,558 in the three months ended March 31, 2000 to $3,705,811 in the three months ended March 31, 2001. The increase was primarily due to the increase in telecommunications revenues of $2,236,855 and in internet revenues of $12,398. As of March 31, 2001, the Company had 107,927 telecommunication customers, with usage of long distance services of approximately 58,560,000 minutes for the three months ended March 31, 2001 as compared with 47,879 customers and approximately 24,695,000 minutes for the three months ended March 31, 2000.

COST OF SALES - Cost of sales increased by $871,746 or 71.6% from $1,218,023 in the three months ended March 31, 2000 to $2,089,769 in the three months ended March 31, 2001. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $874,464 for the three months ended March 31, 2001. In addition, the costs associated with its Internet services decreased $2,718 for the three months ended March 31, 2001. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company in January 2000 which directly ties these fees to the internet subscriber base. As a percentage of revenue, cost of sales was 56.4% and 83.6% resulting in a gross margin of 43.6% and 16.4% for the three months ended March 31, 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $404,302 or 21.1% from $1,913,054, as amended, in the three months ended March 31, 2000 to $2,317,356 in the three months ended March 31, 2001. For the three months ended March 31, 2000, the Company began to realize a significant increase in sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the three months ended March 31, 2001 were comprised primarily of $1,037,588 in salaries and related taxes paid to employees; billing related costs of $303,585; advertising expense of $28,963; rent of $75,275; bad debt of $90,620; sales commissions of $106,775; depreciation and amortization expense of $55,310; options valued at approximately $40,875 issued to employees of the Company; and $578,365 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the three months ended March 31, 2000 were comprised primarily of stock and options valued at $380,525 issued in exchange for services, options valued at approximately $12,624 as supplemental compensation given to certain key employees; approximately $588,093 in salaries and related taxes paid to employees; Internet support costs of $24,560;
depreciation expense of $43,310; and $863,942 of other operating expenses, primarily rent, legal services, local exchange carrier fees, costs of third party verification for newly acquired customers, and bad debts.

INTEREST EXPENSE - Net interest expense increased by $120,553 from $39,552 in the three months ended March 31, 2000 to $160,105 in the three months ended March 31, 2001. The increase was primarily due to interest owed on outstanding balances due to WorldCom.

As a result, net loss was $861,594 and $1,715,775 for the three months ended March 31, 2001 and 2000, respectively.

ASSETS AND LIABILITIES - Assets increased by $982,729 from $1,512,653 as of June 30, 2000 to $2,495,382 as of March 31, 2001. The increase was due primarily to increases in accounts receivable of $901,041, cash of $169,400, notes receivable of $77,500, net of decreases in property and equipment and other assets of $165,212, associated with the increase in customer usage. Liabilities increased by $3,676,331 from $3,916,219 as of June 30, 2000 to $7,592,550 as of March 31,
2001. The increase was due primarily to increases in accounts payable and accrued expenses of $2,933,971, payroll and payroll related liabilities of $763,048, notes payable of $58,561, net of decreases in other liabilities of $79,249, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(2,693,602) from $(2,403,566) as of June 30, 2000 to $(5,097,168) as of March 31, 2001. The
increase was attributable to the net loss of $2,494,541 in the nine months ended March 31, 2001, a one-time settlement credit of $357,800 from the cancellation of a contract payable in stock and options previously granted to an outside consultant, and note receivable officer of $55,733, offset primarily by the fair market value of options to employees for compensation of $107,025, the fair market value of warrants granted to an outside consultant of $40,334, the fair market value of warrants granted in connection with notes payable of $13,500, and the fair market value of stock issued to consultants of $53,613.

NINE  MONTHS  ENDED  MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

REVENUES - Revenues increased by $7,622,737 or 328.9% from $2,317,944 in the nine months ended March 31, 2000 to $9,940,681 in the nine months ended March 31, 2001. The increase was primarily due to the increase in telecommunications revenues of $7,604,003 and internet revenues of $18,734. For the nine months ended March 31, 2000, the Company had just begun marketing its services. As of March 31, 2001, the Company had 107,927 telecommunication customers, with usage of long distance services of approximately 158,139,000 minutes for the nine months ended March 31, 2001 as compared with 47,879 customers and approximately 38,322,000 minutes for the nine months ended March 31, 2000.

COST OF SALES - Cost of sales increased by $3,575,869 or 166.1% from $2,152,455 in the nine months ended March 31, 2000 to $5,728,324 in the nine months ended March 31, 2001. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $3,800,435 for the nine months ended March 31, 2001. In addition, the costs associated with its Internet services decreased $224,566 for the nine months ended March 31, 2001. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company in January 2000 which directly ties these fees to the internet subscriber base. As a percentage of revenue, cost of sales was 57.6% and 92.9% resulting in a gross margin of 42.4% and 7.1% for the nine months ended March 31, 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $1,443,497 or 29.6% from $4,874,376, as amended, in the nine months ended March 31, 2000 to $6,317,873 in the nine months ended March 31, 2001. For the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000, the Company began to realize a significant increase in sales from its telecommunications and internet customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the nine months ended March 31, 2001 were comprised primarily of $2,887,336 in salaries and related taxes paid to employees; a one-time settlement credit of $(357,800) from the cancellation of a consulting agreement; billing related costs of $870,024; advertising expense of $244,397; rent of $245,920; bad debt of $241,778; sales commissions of $234,213; depreciation and amortization expense of $162,916; options valued at approximately $107,025 issued to employees of the Company; warrants valued at approximately $53,834 issued to an outside consultant and in connection with notes payable; and $1,628,230 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the nine months ended March 31, 2000 were comprised primarily of shares valued at approximately $50,000 issued to a vendor for deferment of rent; options valued at approximately $361,762 issued to a director of the Company and to supplement compensation to certain key employees; stock and options valued at $380,525 issued in exchange for services; approximately $1,486,354 in salaries and related taxes paid to employees; advertising expenses of $448,587; Internet support costs of $454,283; bad debts of $241,136; depreciation expense of $124,494; and $1,327,235 of other operating expenses, primarily rent, legal, audit services, local exchange carrier fees, and costs of third party verification for newly acquired customers.

INTEREST EXPENSE - Net interest expense increased by $322,991 from $61,605 in the nine months ended March 31, 2000 to $384,596 in the nine months ended March 31, 2001. The increase was primarily due to interest owed on outstanding balances due to WorldCom.

As a result, net loss was $2,494,541 and $4,775,696 for the nine months ended March 31, 2001 and 2000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had positive cash flows of $169,400 in the nine months ended March 31, 2001 resulting from $399,451 of cash provided by the Company's operating activities, offset by $191,190 of cash used in investing activities and $38,861 of cash used in financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $399,451 in the nine months ended March 31, 2001 was primarily due to a net loss of $2,494,541 and a one-time settlement credit of $357,800 from the cancellation of stock and options previously granted to an outside consultant, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $2,933,971, accrued payroll and related taxes of $763,048 and deferred income of $18,173, offset partially by accounts receivable and other current assets of $994,838; the fair market value of warrants granted in connection with notes payable of $13,500; the fair market value of options and warrants vesting in the current period of $147,359; depreciation and amortization expense of $162,916; the fair market value of stock issued for services of $53,613; reduction of notes receivable for services provided of $22,500; and allowance for doubtful receivables of $131,550.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $191,190 in the nine months ended March 31, 2001 funded purchases of property and equipment of $35,457; notes receivable of $100,000; and advances to stockholder of $55,733.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $38,861 in the nine months ended March 31, 2001 was primarily due to principal payments on note payable to stockholder of $201,000 and principal payments under capital lease of $97,422, offset partially by borrowings of short term debt of $234,561 and borrowings of $25,000.

SHORT-TERM FINANCING - On September 23, 2000, the Company entered into a promissory note with an accredited shareholder resulting in net proceeds to the Company in the amount of $200,000. Pursuant to the terms of the promissory note, the balance and simple interest in the amount of 12% are due and payable to the noteholder on March 25, 2001 and the note is secured by the Company's receivables. In addition, the Company agreed to issue to the noteholder warrants to purchase up to 40,000 shares of the Company's restricted Common Stock at an exercise price of $0.50 per share. The warrants are exercisable for a period of two (2) years from the date of issue and contain piggyback registration rights. On March 19, 2001, the Company repaid $150,000 of the principal and interest due of $12,000.

The Company borrows funds from the Company's Chief Executive Officer for working capital purposes. The borrowings totaling $73,500 and accrue interest at 10% and are due on demand. As of March 31, 2001, the Company repaid $51,000 of the note payable to the Company's Chief Executive Officer and the principal balance outstanding at March 31, 2001 was $22,500. No interest was accrued or paid as of March 31, 2001 and 2000.

In March 2001, the Company borrowed $25,000 for working capital purposes from a third party. The note payable is due March 2, 2002, accrues interest at 12%, and is convertible into the Company's Common Stock at $1.00 per share.

The funds from the promissory note as described above will be used to fund the Company's ongoing operations.

LONG-TERM FINANCING - The Company believes that its anticipated funds from operations will be insufficient to fund its capital expenditures, working capital, and other cash requirements through at least the quarter ending September 30, 2001. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations and capital expenditures for the next 6 months that may have a material adverse effect on the Company's long-term results of operations. Furthermore, if the Company is unable to increase it's anticipated funds from operations to fund it's capital expenditures, working capital and other cash requirements subsequent to the quarter ending September 30, 2001, the Company will be required to obtain additional funds either through debt or equity financing. Failure to obtain such additional funds may have a material adverse effect on the Company's long-term results of operations.

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

The Company has recorded an accrual for past due payroll taxes as of March 31, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,213,000, including penalties and interest, under accrued payroll and related taxes in the accompanying consolidated balance sheet at March 31, 2001. The Company anticipates having this matter settled by December 31, 2001.

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

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., U.S. Main Corporation, and GTC Wireless, Inc.

CallingPlanet.com, Inc. offers international calling using a PC to phone connection. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet, U.S. Main Corporation offers private label telecommunications and Internet related needs and GTC Wireless, Inc. plans to offer wireless telecommunication services.

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

                        PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In October 2000, the Company entered into an agreement with an additional unrelated outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed, in addition to certain cash consideration, to issue to the investor relations company, 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. During the period ended March 31, 2001, the Company issued 90,000 shares of Common Stock pursuant to this agreement valued at $31,407 (based on the market price on the date of grant). The issuances were an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

During the three months ended March 31, 2001, the Company's Board of Directors granted, pursuant to the Company's Omnibus Stock Option Plan, an aggregate of 95,200 Incentive Stock Options, exercisable at an average of $0.4116 per share (each issuance priced at the fair market value of the Company's Common Stock on the date of grant) to 19 employees of the Company. The options are exercisable through March 2011.

On January 2, 2001, the Board issued options to purchase an aggregate of 42,500 shares of the Company's Common Stock, at exercise prices between $0.01 and $0.25, valued at $7,800 to the members of the Board pursuant to their agreement of director compensation. The options are exercisable through January 2004. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On March 2, 2001, the Company issued a one-year convertible note to an accredited shareholder of the Company in the amount of $25,000. Pursuant to the terms of the note, the note is convertible by the noteholder into shares of the Company's Common Stock at a conversion rate of $1.00 per share. The note earns 12% interest payable at maturity. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

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



Dated: May 10, 2001