Form 10KSB
period 2001-06-30
GTC TELECOM CORP
filed 2001-09-06
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended June 30, 2001

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

Yes  __X__     No  _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its most recent fiscal year.    $13,964,544

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $3,828,010

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,371,622

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

GTC currently offers a variety of services designed to meet its customers' telecommunications and Internet related needs. The Company's services consist of the following:

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

The Company provides long distance telephone service under a variety of plans. These include outbound service,

-------------------------------------
(1) Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.

(2) Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.

inbound toll-free 800 service and dedicated private line service(3) for data. The Company does not currently provide local telephone service. The Company's long distance services are billed on a monthly basis either directly by the Company or by the Local Exchange Carrier(4) ("LEC") through the services of Billing Concepts, Inc., dba U.S. Billing ("USBI"). If these services are billed directly by the Company, the customer has a choice of paying by credit card or sending payment to the Company. If these services are billed by the LEC, the LEC is responsible for collecting the amount billed and remitting the proceeds to the Company. In addition, the Company has recently obtained licenses in the states of California, Florida, New York, New Jersey, and Texas to operate as a Competitive Local Exchange Carrier ("CLEC"). As a result, the Company is also exploring the possibility of providing local telephone service. Whether the Company will be able to provide local telephone services is dependent on its ability to negotiate contracts with third-party providers of local telephone service on favorable terms. The Company has initiated negotiations with certain local telephone providers but has not reached any agreements. Therefore, there can be no assurances that the Company will be able to offer local telephone service.

INTERNET  RELATED  SERVICES

The Company provides international PC-to-phone telecommunication services through its wholly owned subsidiary CallingPlanet.com, Inc., as well as a variety of Internet related services. These services, available to both consumer and business users, include prepaid calling cards through eCallingCards.com, Inc., the Company's wholly owned subsidiary at its web site located at www.ecallingcards.com; Internet Services Provider access through dial-up(5), and Internet Web Page development and hosting services(6). The Company's Internet related services are billed using the same methods as those used for billing its Telecommunication services. The Company's Internet related services, with the exception of its prepaid calling cards, are provided pursuant to contracts with third-party providers, who remain competitors with the Company. By contracting with third-party providers to purchase large quantities of usage volumes, the Company is able to secure significant discounts which then allows the Company to offer these services to its end-users at rates equal to or less than its competitors.

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

TELECOMMUNICATIONS  INDUSTRY  BACKGROUND
The $98.2 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI/WorldCom and Sprint, which together generated approximately 74.7% of the aggregate revenue of all U.S. long distance interexchange carriers in 1999. Other long distance companies, some with national capabilities, accounted for the remainder of the market.

Based on published FCC estimates(7) toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $98.2 billion in 1999. While industry revenues have grown at a compounded annual rate of 6.4% since 1984, the revenues of carriers other than AT&T, MCI/WorldCom and Sprint have grown at a compounded rate of 31.4% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI/WorldCom and Sprint has grown from 2.6% in 1984 to 25.3% in 1999. During the same period, the market share of AT&T declined from 90.1% to 40.9%.

Prior to the Telecommunications Act, signed by President Clinton on February 8, 1996, the long distance telecommunications industry had been principally shaped by a court decree between AT&T and the United States Department of Justice, known as the Modification of Final Judgment (the "Consent Decree") that in 1984 required

-------------------------------------

(3) Private line uses circuits dedicated to a specific customer to connect that Customer's equipment to both ends of the line.
(4)  a  company  providing  local  telephone  service.
(5)  Modem  access  via  traditional  telephone  lines.
(6) Web page hosting services permits customers to market themselves on the Internet without having to invest significantly in technology infrastructure and Operations staff.
(7) As published on the FCC's Website located at www.fcc.gov/Bureaus/Common_Carrier/Reports/FCC-State_Link/SOCC/99socc.pdf.

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

The Telecommunications Act of 1996 (the "Act") is intended to introduce more competition to U.S. telecommunications markets. In addition to codifying the provisions of the Consent Decree, the Act codifies the LEC's equal access and nondiscrimination obligations with respect to the local services market by requiring LECs to permit interconnection(8) to their networks and establishing among other things, LEC obligations with respect to access, resale, number portability(9), dialing parity(10), access to rights-of-way(11), and mutual compensation. In essence, the Act codifies the LEC's duty to provide to independent service providers (such as the Company) access to the LEC's network under the same terms and restrictions which the LEC is subject to. The Act allows the Company to compete with previously established long distance and local telephone providers under the same terms and conditions as those providers are subject to.

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

The Company markets its products and services using six important, but very distinct, strategies as follows:

Independent  Affiliates

The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. GTC has already been quite successful in establishing these alliances with known companies, such as MasterCard International, NewsMax and GetConnected, in the telecommunication and Internet service industries.

Internet  Use

The second method of marketing the Company's products and services utilizes the Internet. The Company currently markets and distributes its telecommunications and Internet related services through the Internet utilizing its www.gtctelecom.com and its wholly-owned subsidiary www.ecallingcards.com websites. It also markets international calling plans through its wholly-owned subsidiary www.CallingPlanet.com, as well as co-brand calling cards and advertise domestic long distance rates on the Internet. Co-branding is done through joint agreements such as

------------------------------------------
(8) Customer  equipment  (i.e.  customer
(9) Number portability is the capability of individuals, businesses, and organizations to retain their existing telephone number(s)
(10) The duty to provide dialing parity to competing providers of telephone exchange service and telephone toll service, and the duty to permit all such providers to have nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.
(11) The duty to afford access to the poles, ducts, conduits, and rights-of-way of a LEC to competing providers of telecommunications services on same rates and terms afforded to the LEC.

Community Connect Inc.'s online community for Asian Americans, www.AsianAvenue.com.

Regarding CallingPlanet.com, GTC currently focuses on marketing through local partners and vendors in each country. CallingPlanet.com also targets customers who do not have PC's or Internet connections by encouraging the local partners to open Kiosks equipped with PC's and Internet hook-up. Through these marketing partners, CallingPlanet.com's goal is to be a household name worldwide in the planet calling area.

Company  Sales  Force

The third method of marketing utilizes the Company's own sales force and independent sales agents. A sales force was developed that consists of properly trained professionals from within the industry who are looking for an opportunity to sell at rates that are lower than the industry standard.

Many of these professionals have come from competitors of the Company where the average calling rate is 10-12 cents per minute. The Company Vice President of Sales comes from WorldCom with an extensive sales and marketing background in the telecommunications industry.

Advertising

GTC plans to employ an aggressive concentrated media campaign that utilizes a professional advertising agency as its fourth method of marketing. The Company launched its first media campaign on March 1, 1999, utilizing television and radio advertisement and print media targeting Southern California, as well as nationwide audiences, using cable television advertisements. The Company intends to continue to utilize both broadcasting and print media campaigns in the future given sufficient funds.

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

The RBOCs have been prohibited from providing interLATA interexchange telecommunications services under the terms of the AT&T decree. The
Telecommunications Act authorizes the RBOCs to provide certain interLATA interexchange telecommunications services immediately and others upon the satisfaction of certain conditions. Such legislation includes certain safeguards against anticompetitive conduct by the RBOCs in the provision of interLATA service. Anticompetitive conduct could result from, among other things, a RBOCs access to all subscribers on its existing network as well as its potentially lower costs related to the termination and origination of calls within its territory. It is impossible to predict whether such safeguards will be adequate to protect against anticompetitive conduct by the RBOCs and the impact that any anticompetitive conduct would have on the Company's business and prospects. Because of the name recognition that the RBOCs have in their existing markets and the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of favorable interpretations of the Telecommunications Act by the RBOCs, it may be more difficult for other providers of long distance services, such as the Company, to compete to provide long distance services to RBOC customers. At the same time, as a result of the Telecommunications Act, RBOCs have become potential customers for the Company's long distance services.

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

The Company believes that its Internet Related Services are marketed at competitive rates and provide quality and services comparable to its competitors. However, the Company's Internet Related Services are intended primarily to be a value-added service to attract customers to the Company's Telecommunication Services as opposed to a revenue-generating service. The Company offers unlimited dial-up service for $9.95 per month. The Company anticipates that revenue generated exclusively from the Company's Internet Related Services will be immaterial to the Company's results of operations. Rather, the Company expects to derive sufficient revenue from its Telecommunication Services and Internet related advertising revenue to pay for the costs of its Internet Related Services.

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

MAJOR  SUPPLIERS
The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of the contract entered into with MCI/WorldCom on August 10, 1998 the Company is obligated to a minimum monthly commitment of $10,000 commencing March 1999.

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

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. Pursuant to these Agreements, the Company is subject to monthly minimum commitments of $1,500 through December 2001. Subsequently, the monthly minimum commitment is $500 per month. Although the Company believes that its relationship with these companies is strong and should remain so with continued contract compliance, the termination of the Company's contracts with these companies, the loss of Internet services provided by these companies, or a reduction in the quality of service the Company receives from these companies could have a material adverse effect on the Company's results of operations. In the event that these companies were to discontinue their service to the Company, the Company believes, based upon discussions that the Company has had with other Internet service providers, that it could negotiate and obtain contracts with Internet service providers at comparable rates.

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

NUMBER  OF  EMPLOYEES

As of July 31, 2001, the Company employed approximately 85 people on a full time basis.

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

On September 23, 1999, the Company entered into an addendum to its existing June 1, 1998 lease. This addendum which also replaces the February 8, 1999 lease for its customer service operation. Beginning October 1, 1999, the revised lease obligates the Company to an additional lease for approximately 2,973 square feet for its customer service operation, a monthly rental rate of $ 6,095 per month and for the Company to pay the first three months rent. This addendum is coterminous with the Company's June 1, 1998 lease and was scheduled to expire on May 31, 2001, unless previously terminated by the Company or by Lessor given ninety (90) days written notice. The monthly rental rate increased to $6,434 on June 30, 2000.

Beginning January 17, 2000, by addendum to its June 1, 1998 lease, the Company leased an additional 2,934 square feet for continued expansion of its customer service operation at a monthly rental rate of $6,295 and for the Company to pay the first three and one-half months rent. The monthly rental rate increased to $6,347 on June 30, 2000.

On May 21, 2001, the Company entered into a month-to-month addendum to its existing June 1, 1998 lease. This addendum incorporates all of the Company's leased facilities totaling 8,621 square feet into one lease. The addendum automatically expires on May 31, 2002, unless previously terminated by the Company or by the lessor given seventy-five (75) days written notice. The monthly rental rate increased to $19,247 on June 1, 2001.

On July 24, 2001, the Company entered into a thirty-six (36) month addendum to its existing June 1, 1998 lease. This addendum replaces 2,934 square feet of the May 21, 2001 addendum with 4,939 square feet for continued expansion of its customer service operations. The addendum automatically expires on July 31, 2004, unless previously terminated by the Company or by the lessor given seventy-five (75) days written notice. The monthly rental rate applicable to this addendum increased to $10,859 on August 1, 2001.

With this addendum, the Company leases a total of 10,624 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $23,548.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 14, 2000, the Company held its annual shareholder's meeting for the fiscal year ended June 30, 2000. The results of that meeting were previously disclosed on the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 15, 2001. No other matters were submitted to a vote of security holders during the fiscal year ended June 30, 2001.

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


CALENDAR                                BID  PRICES
YEAR          PERIOD                  HIGH         LOW
----          ---------------         ----         ----
1998          First  Quarter          n/a          n/a
              Second  Quarter         n/a          n/a
              Third  Quarter          4.75         4.50
              Fourth  Quarter         4.41         3.33

1999          First  Quarter          11.125       3.25
              Second  Quarter          8.625       3.56
              Third  Quarter           4.9375      2.00
              Fourth  Quarter          3.8125      1.75

2000          First  Quarter           3.75        1.71875
              Second  Quarter          2.09375     0.7188
              Third  Quarter           0.8438      0.50
              Fourth  Quarter          0.9062      0.2188

2001          First  Quarter           0.4844      0.25
              Second  Quarter          0.44        0.22


On August 31, 2001, the last sales price per share of the Company's common stock, as reported by the NASDAQ Bulletin Board, was $0.25.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of the close of business on August 15, 2001 was approximately 209. Many of the shares of the Company's common stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In January 2000, the Company borrowed $200,000 for working capital purposes from a third party. The note was due February 28, 2000 plus accrued interest of $20,000. If all unpaid principal and interest was not paid by February 28, 2000, the aggregate balance is to accrue interest at 2% per month with no predetermined due date. On April 11, 2000, the Company repaid $100,000 of the principal balance. On May 15, 2001, the noteholder agreed to convert the principal balance outstanding of $100,000 into 285,715 restricted shares of the Company's common stock. These shares also have piggyback registration rights. In addition, the Company will repay $15,000 of the accrued interest in three equal installments in June, July, and August 2001 with all remaining accrued interest forgiven. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In October 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company, in addition to cash payments, agreed to issue to the investor relations company, 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. These shares have piggyback registration rights and were valued using the market price on the date of each grant. During the period ended June 30, 2001, the Company issued 105,000 shares of common stock valued at $32,523 (based on the market price on the date of grant) pursuant to this agreement and recorded the amount as investor relations expense in the accompanying consolidated statement of operations. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On March 2, 2001, the Company issued a one-year convertible note to an accredited shareholder of the Company in the amount of $25,000. Pursuant to the terms of the note, the note is convertible by the noteholder into shares of the Company's common stock at a conversion rate of $1.00 per share. The note earns 12% interest payable at maturity. On May 31, 2001, the noteholder exercised the conversion feature into 25,000 shares of the Company's common stock. The issuance was an isolated transaction not involving a public offering pursuant to section  4(2)  of  the  Securities  Act  of  1933.

In May 2001, the Company entered into a letter of intent ("LOI") with a third party to market the Company's products and services. The agreement requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company agreed to issue warrants to purchase shares of the Company's common stock as follows:

1. Warrants to purchase 50,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $12,500 (based on the Black-Scholes pricing model) upon execution of the LOI. These warrants have been granted but will not be earned until execution of the definitive agreement.

2. Warrants to purchase 50,000 shares of the Company' restricted common stock priced at the fair market value on the date of the launch of the Company on the marketing company's website. No warrants have been granted or earned as of the date of this filing.

3. Additional warrants at the rate of one restricted share per customer brought to the Company by the marketing company for every 100,000 customers. The warrants are priced at the lowest fair market value within 60 calendar days of the date of grant. No warrants have been granted or earned as of the date of this filing. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

During fiscal year 2001, an aggregate of 109,900 Incentive Stock Options (as defined by the Plan) were granted, exercisable at an average of $0.3937 per share (each issuance priced at the fair market value of the Company's common stock on the date of grant) to certain employees of the Company. The options are exercisable through April 2011.

During fiscal year 2001, the Board issued options to purchase an aggregate of 52,500 shares of the Company's common stock, at exercise prices between $0.01 and $0.2969, valued at $7,800, to the members of the Board pursuant to their agreement of director compensation. The options are exercisable through April 2004. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On August 17, 2001, the Company agreed to issue to a shareholder warrants to purchase up to 100,000 shares of the Company's restricted common stock for consulting services at an exercise price of $0.35 per share (the fair market value on the date of grant was $0.18) valued at approximately $14,000 (based on the Black-Scholes pricing model). The warrants are exercisable for a period of two (2) years from the date of issuance. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

The Company provides a number of Internet related services such as: the sale of electronic calling cards on its ecallingcards.com web site; Internet access via Dial-Up, and Internet Web Page Hosting services. However, the Company's Internet related services are intended to be a value-added service to attract customers to the Company's Telecommunication services as opposed to a revenue generating service.

The Company's services are marketed nationwide through sales affiliates, independent sales agents and its own sales force.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY
FISCAL  YEAR  ENDED  JUNE  30,  2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

REVENUES - Revenues increased by $9,268,457 or 197.4% from $4,696,087 for the year ended June 30, 2000 to $13,964,544 for the year ended June 30, 2001. The increase was due primarily to the increase in telecommunications revenues of $9,212,241 and in Internet revenues of $56,216. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 86 and 37 affiliates as of June 30, 2001 and 2000, respectively. In addition, as of June 30, 2001, the Company had approximately 116,824 telecommunication customers, with usage of long distance services of approximately 218,540,000 minutes for the year ended June 30, 2001 as compared with approximately 65,555 telecommunication customers, with usage of long distance services of approximately 74,033,000 minutes for the year ended June 30, 2000.

COST OF SALES - Cost of sales increased by $3,933,195 or 97.5% from $4,032,587 for the year ended June 30, 2000 to $7,965,782 for the year ended June 30, 2001. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues, partially offset by decreased costs associated with the local access of $4,132,950 for the year ended June 30, 2001. In addition, the costs associated with its Internet services decreased $199,755 for the year ended June 30, 2001. In an effort to reduce the monthly minimum usage fees of internet service provider access, the Company entered into a one year agreement with a company which directly ties these fees to the internet subscriber base. As a percentage of revenue, cost of sales was 57.0% and 85.9% resulting in a gross margin of 43.0% and 14.1% for the years ended June 30, 2001 and 2000, respectively

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $620,854 or 8.1% from $7,696,832 for the year ended June 30, 2000 to $8,317,686 for the year ended June 30, 2001. For the year ended June 30, 2001, the Company began to realize a significant increase in sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and Internet support costs. In addition, non-cash items were approximately $(123,000) and approximately $2,290,000 for the years ended June 30, 2001 and 2000, respectively, and cash items increased by approximately
$3,034,000 or 56.1% from approximately $5,407,000 for the year ended June 30, 2000 to approximately $8,441,000 for the year ended June 30, 2001. S,G&A expenses for the year ended June 30, 2001 were comprised primarily of $3,704,792 in salaries and related taxes paid to employees; a one-time settlement credit of $357,800 from the cancellation of a consulting agreement; billing related costs of $1,237,465; advertising expense of $171,108; rent of $314,172; bad debt of $312,201; sales commissions of $350,364; depreciation and amortization expense of $220,390; options valued at approximately $140,100 issued to employees of the Company; warrants valued at approximately $40,333 issued to an outside consultant; and $2,184,561 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the year ended June 30, 2000 were comprised primarily of shares valued at approximately $250,000 issued to a vendor for deferment of rent; options valued at approximately $121,790 issued to employees and directors of the Company; stock and options valued at $1,918,774 issued in exchange for services; approximately $2,388,276 in salaries and related taxes paid to employees; advertising expenses of $1,004,103; Internet support costs of $667,913; bad debts of $475,241; the costs of third party verification for newly acquired customers of $260,247; depreciation and amortization expense of $173,946; and $436,542 of other operating expenses, primarily investor relations, legal, consulting, audit services, and LEC fees.

INTEREST EXPENSE - Net interest expense increased by $362,460 from $142,441 for the year ended June 30, 2000 to $504,901 for the year ended June 30, 2001. The increase was primarily due to interest owed on outstanding balances due to WorldCom.

As a result, net loss was $2,832,258, or $0.14 loss per share, and $7,180,991, or $0.42 loss per share, for the years ended June 30, 2001 and 2000, respectively.

ASSETS AND LIABILITIES - Assets increased by $665,392 from $1,512,653 as of June 30, 2000 to $2,178,045 as of June 30, 2001. The increase was due to increases in accounts receivables of $882,421 (due to the increase in customer usage), notes receivable of $77,500, net of decreases in property and equipment and other assets of $283,071 and cash of $11,458. Liabilities increased by $3,470,742 from $3,987,570 as of June 30, 2000 to $7,458,312 as of June 30,
2001. The increase was due to increases in accounts payable and accrued expenses of $3,062,738, primarily for amounts owed to WorldCom (associated with the increase in customer usage), and accrued payroll and payroll related liabilities of $770,015 (primarily for amounts associated with past due payroll taxes), offset primarily by the decrease in capitalized lease obligations of $91,139, the conversion of notes payable into common stock of $125,000, the decrease in notes payable of $73,500, and decreases in other liabilities of $72,372.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(2,805,350) from $(2,474,917) as of June 30, 2000 to ($5,280,267) as of June 30, 2001. The
increase was attributable to the current year net loss of $2,832,258, a one-time settlement credit of $357,800 from the cancellation of a contract payable in stock and options previously granted to an outside consultant, offset by the issuance of restricted common stock for conversion of notes payable of $125,000; the fair market value of options granted to employees for compensation of $140,100; the fair market value of options and warrants granted to outside consultants of $40,333, the fair market value of warrants granted in connection with notes payable of $13,500, and the fair market value of stock issued to consultants of $54,730 and note receivable officer of $11,045.

LIQUIDITY  AND  CAPITAL  RESOURCES
GENERAL - Overall, the Company had a decrease in cash flows of $11,458 in fiscal year 2001 resulting from $33,500 of cash used in the Company's investing activities, and cash used in financing activities of $176,429, offset by cash provided by operating activities of $198,471.

CASH FLOWS FROM OPERATIONS - Net cash provided by operating activities of $198,471 in fiscal year 2001 was primarily due to the changes in operating assets and liabilities, principally accounts payable and accrued expenses of $3,062,738, accrued payroll and related taxes of $770,015, offset partially by accounts receivable and other current assets of $1,164,896 and deferred income of $60,582, a net loss of $2,832,258 and a one-time settlement credit of $357,800 from the cancellation of stock and options previously granted to an outside consultant; the fair market value of warrants granted in connection with notes payable of $13,500; the fair market value of options vesting to employees of $140,100; the fair market value of options and warrants granted to consultants for services rendered of $40,333; depreciation and amortization expense of $220,390; the fair market value of stock issued for services of $54,730; and the increase in allowance for doubtful receivables of $312,201.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $33,500 in fiscal year 2001 funded purchases of property and equipment of $46,109; notes receivable of $100,000, offset partially by the reduction in deposits of $101,564 and advances to officer of $11,045.

CASH FLOWS FROM FINANCING - Net cash used in financing activities of $176,429 in fiscal year 2001 was primarily due to principal repayments on notes payable to stockholders of $273,500; principal repayments under capital lease obligations of $91,139; and principal repayments on notes payable of $36,790 offset partially by borrowings note payable to stockholder of $225,000.

SHORT-TERM FINANCING - On September 23, 2000, the Company entered into a promissory note with an unaffiliated accredited shareholder resulting in net proceeds to the Company in the amount of $200,000. Pursuant to the terms of the promissory note, the balance and simple interest in the amount of 12% are due and payable to the noteholder on March 25, 2001 and the note is secured by the Company's receivables. In addition, the Company agreed to issue to the noteholder warrants to purchase up to 40,000 shares of the Company's restricted common stock at an exercise price of $0.50 per share. The warrants are exercisable for a period of two (2) years from the date of issue and contain piggy-back registration rights. The Company repaid the principal of $200,000 and interest due of $12,000.

On March 2, 2001, the Company issued a one-year convertible note to an accredited shareholder of the Company in the amount of $25,000. Pursuant to the terms of the note, the note is convertible by the noteholder into shares of the Company's common stock at a conversion rate of $1.00 per share. The note earns 12% interest payable at maturity. On May 31, 2001, the noteholder exercised the conversion feature into 25,000 shares of the Company's common stock.

The funds from the promissory note as described above, were used to fund the Company's ongoing operations.

LONG-TERM FINANCING - The Company believes that its funds from operations will be sufficient to fund its daily operations beginning in December 2001. However, the Company's funds from operations will not be sufficient to fund repayment of its long term debts and contingent liabilities (see below). Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Should the Company be unable to raise additional funds, it may have a material adverse effect on the Company's long term operational viability.

EQUITY FINANCING - The Company is currently negotiating a three (3) year agreement with an institutional investor for the purchase of up to $10,000,000 of the Company's common stock with an additional $10,000,000 if certain conditions are met. Each draw on the purchase will be based on 88% of the volume weighted average price during the draw period. The total minimum purchase requirement is $500,000. In conjunction with the investment, the Company has agreed to register these shares under the Securities Act of 1933. However, there can be no assurances that the Company will be able to complete such sale.

LONG-TERM DEBT - The Company currently owes $3,594,394 (including interest) to WorldCom for past due amounts and is included in Accounts Payable. The Company is finalizing negotiations with WorldCom for repayment of this amount. However, no assurances can be made that such negotiations will result in a favorable outcome.

CONTINGENT LIABILITIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams's inability to deliver the VoIP network as contracted and as a result of an amendment to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to accrued costs of $600,110. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of June 30, 2001.

The Company has recorded an accrual for past due payroll taxes as of June 30, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,205,000, including approximately $252,000 of penalties and interest, under accrued payroll and related taxes in the accompanying consolidated balance sheet at June 30, 2001. The Company anticipates having this matter settled by December 31, 2001.

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

EMPLOYMENT

As  of  July  31,  2001,  the  Company  had  85  full  time  employees.

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

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                Age    Position(s)
----                ---    -----------
Paul  Sandhu        40     Chief  Executive  Officer and Chairman of the Board

Eric  Clemons       30     Director,  President, Secretary and Treasurer

Gerald  DeCiccio    43     Director  and  Chief  Financial  Officer

Mark  Fleming       43     Chief  Operating  Officer

John  M.  Eger      61     Director

Clay  T.  Whitehead 62     Director


PAUL SANDHU is currently the Company's Chief Executive Officer. Mr. Sandhu has been with the Company's predecessor GenTel since its inception. Mr. Sandhu has over ten (10) years experience with start-up and emerging growth companies. Mr. Sandhu was Co-Founder, President and Co-Owner of Maximum Security ("Maximum"), a Security and surveillance company he started in 1992. While at Maximum, Mr. Sandhu actively managed a staff of over 200 employees. In 1997 Mr. Sandhu sold the business to his partner. Mr. Sandhu graduated from the University of Punjab in India with a degree in Engineering.

ERIC CLEMONS is currently the Company's President. Mr. Clemons has been with GTC since its inception. Mr. Clemons has over eight (8) years experience with sales and marketing organizations. Mr. Clemons most recently was Vice President of Marketing for Intelligent Electronic Communications managing a staff of 50 employees. Mr. Clemons has attended The Wharton School of Business executive management programs.

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

GERALD DECICCIO joined the Company in January 1999 as Chief Financial Officer. Mr. DeCiccio has over twenty years experience in the financial and accounting field. Prior to joining GTC, Mr. DeCiccio was the Vice President of Finance and Administration for National Telephone & Communications, Inc., ("NT&C") a $150 million inter-exchange carrier and provider of communications products and services. While at NT&C, Mr. DeCiccio managed NT&C's finance, accounting, human resources and legal departments. Between 1995 and 1997, Mr. DeCiccio was the Corporate Controller for Newport Corporation, a $140 million multi-national manufacturer / distributor of laser and optics products. Prior to that, Mr.
DeCiccio was the Director of Audit and Quality Systems for Sunrise Medical, Inc., a $750 million multi-national manufacturer / distributor of health care products. From 1980 to 1984, Mr. DeCiccio was a Supervising Senior Accountant for Ernst and Young. Mr. DeCiccio received his Bachelor of Science in Accounting from Loma Linda University, and his Masters of Science in Finance and Systems Technology from the University of Southern California. Mr. DeCiccio is a Certified Public Accountant in the State of California.

MARK FLEMING joined the Company in October 1998 and is currently the Company's Chief Operating Officer. Mr. Fleming has eighteen years of business strategy, planning, and analysis experience within the competitive consumer products / services industries. For the past seven years, Mr. Fleming worked in the telecommunications industry, holding several finance and marketing management positions at MCI. Some of the key business / operational issues that Mr. Fleming managed while at MCI included pricing strategy, market positioning, new product development, sales channel and customer service performance reviews, capital investment decisions and overall business planning / analysis for Residential Markets and Local Services divisions. Mr. Fleming received his Bachelor of Arts degree in Business Administration from Principia College in 1980, and attained his Masters in Business Administration, with honors from the University of Southern California in 1986.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended June 30, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

On December 1, 1998, the Company entered into an Employment Agreement with Paul Sandhu, the Company's Chief Executive Officer, whereby the Company agreed to pay Mr. Sandhu an annual salary of $84,000. Pursuant to the Agreement, Mr. Sandhu's salary shall increase to $168,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. On January 15, 1999 the Company voluntarily agreed to increase his salary to $168,000. In addition to his annual salary, the Agreement confirmed the prior issuance of options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.2375 previously granted to Mr. Sandhu pursuant to an employment agreement between Mr. Sandhu and GenTel dated January 5, 1998. These options vested upon execution of the Agreement. The Agreement may be canceled at any time by either the Company or Mr. Sandhu. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Sandhu 25% of his annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Eric Clemons, the Company's President, whereby the Company agreed to pay Mr. Clemons an annual salary of $76,000. Pursuant to the Agreement, Mr. Clemons' salary shall increase to $152,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. On January 15, 1999 the Company voluntarily increased his salary to $152,000. In addition to his annual salary, the Agreement confirmed the prior issuance of options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.2375 previously granted to Mr. Clemons pursuant to an employment agreement between Mr. Clemons and GenTel dated January 5, 1998. These options vested upon execution of the Agreement. The Agreement may be canceled at any time by either the Company or Mr. Clemons. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Clemons 25% of his annual salary as severance.

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

On October 14, 1998, the Company entered into an Employment Agreement with Mark Fleming, the Company's Chief Operating Officer, whereby the Company agreed to pay Mr. Fleming an annual salary of $70,000. Pursuant to the Agreement, Mr. Fleming's salary shall increase to $107,000 should the Company either maintain a positive cash flow for two consecutive months, or the Company successfully completes a Form SB-2 registered offering of its securities. On January 23, 2000 the Company voluntarily increased his salary to $130,000. In addition to his annual salary, the Agreement grants Mr. Fleming options to purchase 100,000 shares of the Company's common stock. Ten thousand (10,000) of the options are set to vest six (6) months from the execution of the Agreement at an exercise price of $.01, expiring three years from the date of vesting if not exercised. The remaining 90,000 options are scheduled to vest in 1/3 increments each following year provided that Mr. Fleming is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. Fleming. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Fleming 25% of his annual salary as severance.

SUMMARY  COMPENSATION  TABLE
The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2001, 2000, and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Paul Sandhu           2001
(CEO)                (6/30)     $  105,000        -0-           10,000(1)       -0-        132,500      -0-       13,000(2)

                      2000
                     (6/30)        126,000        -0-             -0-           -0-        217,500      -0-         -0-

                      1999
                     (6/30)         85,500        -0-             -0-           -0-          -0-        -0-         -0-

---------------------------------------------------------------------------------------------------------------------------
Eric Clemons          2001
(President)          (6/30)        145,667       13,680         10,000(1)       -0-        132,500      -0-      100,000(2)

                      2000
                     (6/30)        133,000        -0-             -0-           -0-        167,500      -0-         -0-

                      1999
                     (6/30)         90,836        -0-             -0-           -0-          -0-        -0-         -0-
---------------------------------------------------------------------------------------------------------------------------

Gerald DeCiccio       2001
(CFO)                (6/30)        138,000        -0-              -0-          -0-        177,500      -0-         -0-

                      2000
                     (6/30)        139,708        -0-              -0-          -0-         75,000      -0-         -0-

                      1999
                     (6/30)         54,102        -0-              -0-          -0-        150,000      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------

Mark Fleming              2001
(COO)                    (6/30)    124,583        -0-              -0-          -0-         50,000      -0-         -0-

                          2000
                         (6/30)    121,042        -0-              -0-          -0-         75,000      -0-         -0-

                          1999
                         (6/30)     62,083        -0-              -0-          -0-        100,000      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------


(1)     Amounts  paid  for  directors  fees
(2)     Non-business  expenses  paid  on  behalf  of  the  officers



                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Paul Sandhu                    7,500(1)                      <1%  $                   0.01           1/2/04
                             125,000(2)                    15.8%  $                 0.6875          10/5/10
                 ----------------------  -----------------------  ------------------------  ---------------
Eric Clemons                   7,500(3)                      <1%  $                   0.01           1/2/04
                             125,000(2)                    15.8%  $                 0.6875          10/5/10
                 ----------------------  -----------------------  ------------------------  ---------------
Gerald DeCiccio              125,000(4)                    15.8%  $                   0.50          11/2/03
                               2,500(5)                      <1%  $                   0.01           1/2/04
                              50,000(2)                     6.3%  $                 0.6875          10/5/10
                 ----------------------  -----------------------  ------------------------  ---------------
Mark Fleming                  50,000(2)                     6.3%  $                 0.6875          10/5/10
                 ----------------------  -----------------------  ------------------------  ---------------

(1) Represents options issued on 1/2/01 pursuant to Mr. Sandhu's Director Compensation agreement.
(2) Represents options issued on 10/5/00 in accordance with the 1999 Stock Option Plan.
(3) Represents options issued on 1/2/01 pursuant to Mr. Clemon's Director Compensation agreement.
(4) Represents options issued on 11/2/00 pursuant to Mr. DeCiccio's Director Compensation agreement.
(5) Represents options issued on 1/2/01 pursuant to Mr. DeCiccio's Director Compensation agreement.




                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Paul Sandhu                           0                       n/a            65,000 / 285,000                   7,250 / 0
Eric Clemons                          0                       n/a            55,000 / 245,000                   7,250 / 0
Gerald DeCiccio                       0                       n/a           225,834 / 151,666                     725 / 0
Mark Fleming                          0                       n/a            85,000 / 140,000                   2,900 / 0

COMPENSATION  OF  DIRECTORS

For the fiscal years ended 1996, 1997 and 1998, and the six months ended December 31, 1998, Directors of the Company received no compensation. Beginning with the third quarter of fiscal year 1999 through December 31, 2000, Directors received $1,500 and 2,500 options to purchase the Company's common stock per quarter. Beginning January 1, 2001, the outside directors each receive $4,000 per quarter, $1,000 per major committee meeting as contemplated in the respective committee charter, $1,000 each for the Chairman of the Audit and Compensation committees per year of service, 2,500 options per quarter priced at fair market value on the date of grant, and 2,500 options each per quarter priced at fair market value on the date of grant for the Chairman of the Audit and Compensation committees. The inside directors receive no compensation.

1999  STOCK  OPTION  PLAN

On September 20, 1999, the Company's Board of Directors approved the GTC Telecom Corp. Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. The Option Plan was approved and ratified by the shareholders on December 13, 1999 at the Company's 1999 annual shareholder's meeting. Under the terms of the Option Plan, the Board of Directors has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the Plan to the extent they don't conflict with the terms of the Plan. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year or 1,996,754 shares for the year beginning October 1, 2000. The exercise price for all statutory options granted under the Plan shall be 100% of the fair market value of the Company's common stock on the date of grant, unless the recipient is the holder of more than 10% of the already outstanding securities of the Company, in which case the exercise price shall be 110% of the fair market value of the Company's common stock on the date of grant. The exercise price for all non-statutory options granted under the Plan shall be between 25% to 100% of the fair market value on the date of grant. All options shall vest equally over a period of five years from the date of issuance. The Company registered 750,000 shares underlying the options pursuant to its 1999 Stock Option Plan on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

On October 5, 2000, the Company's Board of Directors ("Board") granted, pursuant to the Option Plan, an aggregate of 203,650 Incentive Stock Options (as defined by the Plan), exercisable at $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to certain employees of the Company and an aggregate of 300,000 Non-statutory Stock Options (as defined by the Option Plan), exercisable at $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to the directors of the Company. During fiscal year 2001, an aggregate of 109,900 additional Incentive Stock Options (as defined by the Plan) were granted, exercisable at an average of $0.3937 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company.

During fiscal year 2001, the Board issued options to purchase an aggregate of 52,500 shares of the Company's common stock, at exercise prices between $0.01 and $0.2969, valued at $7,800 to the members of the Board pursuant to their agreement of director compensation. The options are exercisable through April 2004.

On November 3, 2000, the Company granted options to purchase 125,000 shares of restricted common stock, at an exercise price of $0.50 per share, to a director of the Company (the fair market value of the Company's common stock on the date of grant). The options are exercisable through November 2003.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of August 15, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                            COMMON STOCK  PERCENT OF
TITLE OF CLASS         NAME AND ADDRESS OF BENEFICIAL OWNER  OUTSTANDING  OUTSTANDING
----------------------- -----------------------------        ----------   ------------
                        Paul Sandhu(1)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                3,997,215      19.62%
----------------------- -----------------------------        ----------   ------------

                        Eric Clemons(2)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  750,522       3.68%
----------------------- -----------------------------        ----------   ------------
                        Mark Fleming(3)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  135,000       0.67%
----------------------- -----------------------------        ----------   ------------
                        Gerald A. DeCiccio(4)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  265,834       1.30%
----------------------- -----------------------------        ----------   ------------
                        John M. Eger(5)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  563,500       2.77%
----------------------- -----------------------------        ----------   ------------
                        Clay T. Whitehead(6)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  561,816       2.76%
----------------------- -----------------------------        ----------   ------------
                        Reet Trust(7)
                        21520 Yorba Linda,Suite 6227
Common Stock            Yorba Linda, CA 92887                2,000,000       9.82%
----------------------- -----------------------------        ----------   -------------

All Directors and
Officers as a
Group (6
Persons in total)                                            6,273,917       30.80%
----------------------- -----------------------------        ----------   -------------

(1) Includes 120,000 options to acquire shares of Company common stock in accordance with Mr. Sandhu's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 230,000 unvested options to acquire shares of Company common stock granted in accordance with the Company's employee benefit plan.
(2) Includes 100,000 options to acquire shares of Company common stock in accordance with Mr. Clemons' director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 200,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(3) Includes an aggregate of 135,000 options to acquire shares of Company common stock in accordance with Mr. Fleming's employment agreement and the Company's employee benefit plan. Does not include an aggregate of 90,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(4) Includes an aggregate of 245,834 options to acquire shares of Company common stock in accordance with Mr. DeCiccio's employment and director compensation agreements and the Company's employee benefit plan. Does not include an aggregate of 131,666 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.

(5) Includes an aggregate of 563,500 options to acquire shares of Company common stock in accordance with Mr. Eger's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 45,000 unvested options to acquire shares of Company common stock in accordance with the Company's benefit plan.
(6) Includes an aggregate of 50,000 options to acquire shares of Company common stock in accordance with Mr. Whitehead's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 45,000 unvested options to acquire shares of Company common stock in accordance with the Company's benefit plan.
(7) The trustee of the Reet Trust is Teg Sandhu, father of Paul Sandhu. However, Paul Sandhu disclaims any beneficial ownership to the shares held by the Reet Trust.

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company borrows funds from the Company's Chief Executive Officer for working capital purposes. The borrowings totaling $73,500 and accrue interest at 10% and are due on demand. As of June 30, 2001, the Company has repaid the principal balance. No interest was accrued or paid as of June 30, 2001 and 2000.

On November 3, 2000, the Company granted options to purchase 125,000 shares of restricted common stock, at an exercise price of $0.50 per share, to a Gerald A. DeCiccio, a director of the Company (the fair market value of the Company's common stock on the date of grant). The options are exercisable through November 2003. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On October 6, 1999, the Company registered on Form S-8 filed with the Securities and Exchange Commission, 67,675 shares of Common Stock held by consultants valued at approximately $270,700; 411,000 options held by employees valued at approximately $1,184,000; and 750,000 options pursuant to its 1999 Stock Option Plan.

During fiscal year 2000, Paul Sandhu ("Mr. Sandhu"), the Company's Chief Executive Officer, Eric Clemons ("Mr. Clemons"), the Company's President, Gerald DeCiccio, the Company's Chief Financial Officer, and other employees of the Company, exercised options (previously granted pursuant to their employment contracts) to purchase a total of 375,000 shares of the Company's common stock in lieu of salary for $72,250.

During fiscal year 2000, Mr. Sandhu and Mr. Clemons canceled 619,848 and 154,962, respectively, shares of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely manner. As a result, these cancellations are reflected as a reduction in the outstanding shares as of July 1, 1998.

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS
                                                                         Page

Report  of  Independent  Auditors                                        F-1

Consolidated  balance  sheet  at  June  30,  2001                        F-2

Consolidated  statements  of  operations  for  the  years  ended
 June  30,  2001  and  2000                                              F-3

Consolidated statements of stockholders' deficit for the years ended
June  30,  2001  and  2000                                               F-4

Consolidated  statements  of  cash  flows  for  the  years  ended
June  30,  2001  and  2000                                               F-6

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

EXHIBIT  NO.  DESCRIPTION

*(3.1) Restated Articles of Incorporation filed with the Nevada Secretary of State on January 4, 2001 (incorporated by reference to Exhibit 3.1 in the
Company's  2000  Proxy  Statement).

*(3.2) Restated Bylaws of GTC Telecom Corp. adopted on September 20, 1999 (incorporated by reference to Exhibit 3.5 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999).

*(4.1) GTC Telecom Corp. 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit in the Company's 1999 Proxy Statement).

*(10.1) One Plus Billing and Information Management, Service Agreement, dated September 8, 1998, including addendum (incorporated by reference to Exhibit 10.2 in the Company's Form 10 SB/A filed April 2, 1999).

*(10.2) MCI/WorldCom Telecommunication Resale Contracts (incorporated by reference to Exhibit 10.2 in the Company's Form 10 QSB for the quarter ended September 30, 1999).

         *(10.2.1)     Program  Enrollment

         *(10.2.2)     Rate  and  Discount  Schedule

         *(10.2.3)     Service  Schedule

         *(10.2.4)     Telecommunications  Service  Agreement

          (10.2.5)     Amendment  dated  September  14,  2000

*(10.3) Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Mark Fleming, dated October 14, 1998 (incorporated by reference to Exhibit 10.5 in the Company's Form 10 SB/A filed April 2, 1999).

*(10.4) Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Eric Clemons, dated December 1, 1998 (incorporated by reference to Exhibit 10.6 in the Company's Form 10 SB/A filed April 2, 1999).

*(10.5) Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Jerry DeCiccio, dated December 1, 1998 (incorporated by reference to Exhibit 10.7 in the Company's Form 10 SB/A filed April 2, 1999).

*(10.6) Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Paul Sandhu, dated December 1, 1998 (incorporated by reference to Exhibit 10.8 in the Company's Form 10 SB/A filed April 2, 1999).

(10.7) Addendum to Lease dated May 21, 1998 between Southern California Sunbelt Developers, Inc., and GTC Telecom Corp., a Nevada corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suites K-103, K-104, and K-108 The John Wayne Executive Guild Center, 3151
Airway  Avenue,  Costa  Mesa,  California  92626

(10.8) Addendum to Lease dated May 21, 1998 between Southern California Sunbelt Developers, Inc., and GTC Telecom Corp., a Nevada corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suites P-1, P-3 and L-2 The John Wayne Executive Guild Center, 3151 Airway Avenue, Costa Mesa, CA 92626

(10.9) Internet  Services  Agreement  dated  July  17,  2001

(21.1)  Subsidiaries  of  the  Registrant

(23.1)  Consent  of  independent  auditors

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September  6,  2001

                                GTC TELECOM CORP.
                                  (Registrant)

By:  /s/  PAUL SANDHU
          PAUL SANDHU
Chief Exeutive Officer and Director

By:  /s/  ERIC CLEMONS
          ERIC CLEMONS
President and Director

By:  /s/  GERALD DECICCIO
          GERALD DECICCIO
Chief Financial Officer and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Capacity         Date
---------                --------         ----
/s/  CLAY  WHITEHEAD     Director         September  6,  2001
  CLAY  WHITEHEAD

/s/  JOHN  EGER          Director         September  6,  2001
  JOHN  EGER

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheet of GTC Telecom Corp. (the "Company") and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. at June 30, 2001 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred operating losses in the last two years, and has a working capital deficit of $5,522,587, liabilities from the underpayment of payroll taxes and contingent liabilities from cancelled contracts, and a stockholders' deficit of $5,280,267 at June 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                 /s/  CORBIN  &  WERTZ



Irvine,  California
July  27,  2001



                        GTC TELECOM CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET




                                                                      June 30,
                                                                        2001

ASSETS
  Cash                                                              $    219,878
  Accounts receivable, net of allowance for doubtful accounts of
   $210,518                                                            1,514,972
  Deposits                                                                77,426
  Related party note receivable                                          100,000
  Prepaid expenses                                                        23,449
                                                                    -------------
    Total current assets                                               1,935,725

Property and equipment, net of accumulated depreciation of
  $377,523                                                               222,584

Other assets                                                              19,736
                                                                    -------------

    Total assets                                                    $  2,178,045
                                                                    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                5,675,073
  Accrued payroll and related taxes                                    1,644,228
  Obligation under capital lease                                          88,124
  Deferred income                                                         50,887
                                                                    -------------
    Total current liabilities                                          7,458,312
                                                                    -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                               --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,371,622 shares issued and outstanding                              20,372
  Additional paid-in-capital                                           8,667,479
  Note receivable officer                                                (60,306)
  Accumulated deficit                                                (13,907,812)
                                                                    -------------
    Total stockholders' deficit                                       (5,280,267)
                                                                    -------------

    Total liabilities and stockholders' deficit                     $  2,178,045
                                                                    =============



                      See independent auditors' report and
            accompanying notes to consolidated financial statements.








                  GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                      Year Ended June 30,
                                                     2001           2000
                                                  -------------------------
Revenues:
  Telecommunications                              $13,867,163   $ 4,654,922
  Internet services                                    97,381        41,165
                                                  ------------  ------------
    Total revenues                                 13,964,544     4,696,087
                                                  ------------  ------------

Cost of sales:
  Telecommunications                                7,888,648     3,755,698
  Internet services                                    77,134       276,889
                                                  ------------  ------------
    Total cost of sales                             7,965,782     4,032,587
                                                  ------------  ------------

Gross profit                                        5,998,762       663,500

Selling, general, and administrative expenses       8,317,686     7,696,832
                                                  ------------  ------------

Operating loss                                     (2,318,924)   (7,033,332)

Interest expense, net                                (504,901)     (142,441)
                                                  ------------  ------------

Loss before provision for income taxes             (2,823,825)   (7,175,773)

Provision for income taxes                              8,433         5,218
                                                  ------------  ------------

Net loss                                          $(2,832,258)  $(7,180,991)
                                                  ============  ============

Net loss available to common shareholders
  Per common share                                $     (0.14)  $     (0.42)
                                                  ============  ============

Basic and diluted weighted average common shares
  outstanding                                      20,031,313    17,105,139
                                                  ============  ============




                      See independent auditors' report and
            accompanying notes to consolidated financial statements.



                                        GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2001




                                                           Additional         Note                           Total
                                       Common Stock         Paid-in        Receivable      Accumulated    Stockholders'
                                   Shares      Amount       Capital          Officer         Deficit        Deficit
                                ------------  --------  ----------------  -------------  ---------------  ------------
BALANCE AT JUNE 30, 1999          15,286,824  $ 15,287  $      3,452,282  $         --   $   (3,894,563)  $  (426,994)

Issuance of common stock
  pursuant to private
  placements, net of offering
  costs of $288,395                2,825,000     2,825         2,533,780            --               --     2,536,605
Sale of common stock for
  cash                               250,000       250           249,750            --               --       250,000
Estimated fair market value of
  stock issued for services
  rendered                         1,175,720     1,176         2,009,798            --               --     2,010,974
Estimated fair market value of
  options granted to
  consultants for services
  rendered                                --        --           157,800            --               --       157,800
Estimated fair market value of
  options granted to directors
  and employees for
  compensation                            --        --           121,790            --               --       121,790
Cashless exercise of stock
  options                            375,000       375            71,875            --               --        72,250
Issuance of restricted
  common stock for
  conversion of note payable          55,000        55            54,945            --               --        55,000
Advances to officer, net                  --        --                --       (71,351)              --       (71,351)
Net loss                                  --        --                --            --       (7,180,991)   (7,180,991)
                                ------------  --------  ----------------  -------------  ---------------  ------------

BALANCE AT JUNE 30, 2000          19,967,544    19,968         8,652,020       (71,351)     (11,075,554)   (2,474,917)
                                ------------  --------  ----------------  -------------  ---------------  ------------



                      See independent auditors' report and
            accompanying notes to consolidated financial statements.




                                        GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2001




                                                             Additional       Note                            Total
                                         Common Stock         Paid-in      Receivable     Accumulated    Stockholders'
                                     Shares       Amount      Capital        Officer         Deficit        Deficit
                                  -------------  ---------  ------------ -------------  ---------------  ------------
Estimated fair market value of
  stock issued for services
  rendered                             150,000        150        54,580             --               --        54,730
Estimated fair market value of
  options granted to consultants
  for services rendered                     --         --        53,833             --               --        53,833
Estimated fair market value of
  options granted to directors
  and employees for
  compensation                              --         --       140,100             --               --       140,100
Cancellation of previously
  issued stock and options             (56,637)       (57)     (357,743)            --               --      (357,800)
Issuance of restricted common
  stock for conversion of notes
  payable                              310,715        311       124,689             --               --       125,000
Advances to officer, net                    --         --            --         11,045               --        11,045
Net loss                                    --         --            --             --       (2,832,258)   (2,832,258)
                                  -------------  ---------  ------------ -------------  ---------------  ------------

BALANCE AT JUNE 30, 2001            20,371,622   $ 20,372   $ 8,667,479   $    (60,306)  $  (13,907,812)  $(5,280,267)
                                  -------------  ---------  ------------ -------------  ---------------  ------------

                      See independent auditors' report and
            accompanying notes to consolidated financial statements.




                             GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                                              Year Ended June 30,
                                                                                               2001          2000
                                                                                             ----------   -----------
Cash Flows From Operating Activities:
Net loss                                                                                   $(2,832,258)  $(7,180,991)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
  Estimated fair market value of  options granted
    to directors and employees for compensation                                                140,100       121,790
  Estimated fair market value of warrants granted in
    connection with notes payable                                                               13,500            --
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                                                40,333       157,800
  Estimated fair market value of stock issued for services                                      54,730     2,010,974
  Cancellation of previously issued stock and options                                         (357,800)           --
  Increase in allowance for doubtful accounts                                                  312,201       475,241
  Interest accrued on debt converted                                                                --         5,000
  Depreciation and amortization                                                                220,390       173,946
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                                            (1,164,896)   (1,241,749)
    Accounts payable and accrued expenses                                                    3,062,738     2,014,343
    Accrued payroll and related taxes                                                          770,015       778,955
    Deferred income                                                                            (60,582)       98,987
                                                                                             ----------   -----------
Net cash provided by/(used in) operating activities                                            198,471    (2,585,704)
                                                                                             ----------   -----------

Cash Flows From Investing Activities:
Purchases of property and equipment                                                            (46,109)     (156,686)
Loan to related party under note receivable                                                   (100,000)      (22,500)
Advances to officer, net                                                                        11,045       (71,351)
Deposits                                                                                       101,564       150,000
                                                                                             ----------   -----------

Net cash used in investing activities                                                          (33,500)     (100,537)
                                                                                             ----------   -----------

Cash Flows From Financing Activities:
Principal borrowings on notes payable to stockholders                                          225,000        48,500
Principal repayments on notes payable to stockholders                                         (273,500)           --
Principal borrowings on notes payable                                                               --       310,000
Principal repayments on notes payable                                                          (36,790)     (213,396)
Proceeds from sale of stock, net of offering costs of
  $288,395                                                                                          --     2,786,605
Principal repayments under capital lease obligations                                           (91,139)      (14,632)
                                                                                             ----------   -----------
Net cash provided by/(used in) financing activities                                           (176,429)    2,917,077
                                                                                             ----------   -----------
Net increase/(decrease) in cash                                                                (11,458)      230,836

Cash at beginning of period                                                                    231,336           500
                                                                                             ----------   -----------

Cash at end of period                                                                      $   219,878   $   231,336
                                                                                             ==========   ===========


                      See independent auditors' report and
            accompanying notes to consolidated financial statements.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



Supplemental  disclosure  of  cash  flow  information:
                                                       Year  Ended  June  30,
                                                         2001          2000
     Cash  paid  during  the  year  for:                -----          -----
     Interest                                          $69,772       $127,621
     Income  taxes                                       8,433          5,218

Supplemental disclosure of non-cash investing and financing activities:

During the year ended June 30, 2001, the Company issued 285,715 shares of restricted common stock pursuant to the conversion of a note payable with a principal amount of $100,000.

During the year ended June 30, 2001, the Company issued 25,000 shares of restricted common stock pursuant to the conversion of a note payable with a principal amount of $25,000.

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

See accompanying notes to consolidated financial statements for other non-cash items.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company has negative working capital of $5,522,587, liabilities from the underpayment of payroll taxes (see Note 11), contingent liabilities from cancelled contracts (see Note 11), and a stockholders' deficit of $5,280,267; in addition through June 30, 2001, the Company has losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 11) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets and estimates for income tax valuations.

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

DEPENDENT ON KEY CUSTOMERS - The Company is not dependent on any single customer or groups of affiliated customers for a significant portion of its annual sales. The Company's customer base changes on a continuous basis as customers are added or removed.

MAJOR SUPPLIERS - The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in September
2000), the Company is obligated to a minimum monthly commitment of $520,000 per month through August 2003.

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

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of 3 to 5 years. During the year ended June 30, 2001 and 2000, total depreciation expense was $195,890 and $149,447, respectively.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on this analysis, the Company management believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2001.

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

Telecommunication services cost of sales consists of the cost of long distance service provided by MCI/WorldCom and other carriers.

INTERNET  RELATED  SERVICES

Internet service revenues consist of monthly fees charged to subscribers for Internet access and are recognized in the period service access is provided.

Internet service cost of sales consists of the cost of providing internet access.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

DEFERRED REVENUE - Deferred revenue represents proceeds from prepaid telephone calling cards which are recorded as deferred revenue when the cash is received. The Company recognizes the revenue in the statement of operations as the telephone service is utilized or when the calling card expires.

ADVERTISING COSTS Advertising costs are expensed as incurred. Advertising expense was $171,108 and $1,004,103 for fiscal 2001 and 2000, respectively.

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

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 7).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

LOSS  PER  SHARE  -  The  Company  has adopted Statement of Financial Accounting
Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The FASB issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of related party notes receivable and note receivable officer are not determinable as these transactions are with a related party.

COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 99% of the Company's revenues, loss from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying financial statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000The adoption of this standard did not have a material impact on it's the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

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

RECENT ACCOUNTING PRONOUNCEMENT - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation.

NOTE  2  PROPERTY  AND  EQUIPMENT
Property  and  equipment  consist  of  the  following  as  of  June  30,  2001:



Computer equipment                $465,965
Furniture and office equipment      58,238
Telephone equipment                 75,904
                                  --------
                                   600,107
Less accumulated depreciation     (377,523)
                                  --------
                                  $222,584
                                  ========


NOTE  3  OTHER  ASSETS

Other assets consist of PUC carrier certifications the Company must obtain in order to provide interstate and intrastate telephone service. They are recorded at cost and are being amortized using the straight-line method over the useful life of 3 years. Amortization expense for the years ended June 30, 2001 and 2000 is $24,500 and $24,499, respectively.

NOTE  4  OBLIGATION  UNDER  CAPITAL  LEASE

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

Future  minimum  annual  commitments  under  lease  arrangements are as follows:

      Years  Ending
      June  30,
      -------------

         2002                                               $93,872
                                                           --------
Total  minimum  future  lease  payments                      93,872

Less:  Amounts  representing  interest                       (5,748)
                                                           --------

Present  value  of  net  minimum  lease  payments           $88,124
                                                           ========

The following is an analysis of the leased equipment under capital leases as of June 30, 2001, which is included in property and equipment (Note 2).

               Computer equipment                 $205,416
               Less: Accumulated depreciation     (142,649)
                                                  --------
                                                   $62,767
                                                  ========

Interest incurred pursuant to the capital lease obligation was $16,065 and $19,653 for fiscal years 2001 and 2000, respectively.

NOTE  5  RELATED  PARTY  TRANSACTIONS

NOTE  RECEIVABLE  OFFICER

As of June 30, 2001, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2001) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit at June 30, 2001.

OTHER

In September 2000, the Company borrowed $200,000 for working capital purposes from a shareholder of a related-party company. The borrowings, which accrue interest at 12%, require no monthly principal and interest payments with all unpaid principal and interest due on March 25, 2001 and are secured by the Company's receivables. As of June 30, 2001, the Company has repaid the principal and interest due. In addition, the Company agreed to issue to the noteholder warrants to purchase 40,000 shares of the Company's restricted common stock at an exercise price of $0.50 per share (see Note 8).

OTHER

In September 2000, the Company borrowed $200,000 for working capital purposes from a shareholder of the related-party company. The borrowings, which accrue interest at 12%, require no monthly principal and interest payments with all unpaid principal and interest due on March 25, 2001 and are secured by the Company's receivables. As of June 30, 2001, the Company has repaid the principal and interest due. In addition, the Company agreed to issue to the noteholder warrants to purchase 40,000 shares of the Company's restricted common stock at an exercise price of $0.50 per share (see Note 8).

During fiscal year 2001, in connection with the transaction noted above, the Company advanced $100,000 to a company related to the above referenced noteholder. The advance, which accrues interest at 12%, required no monthly principal or interest payments with all unpaid principal and interest due on March 25, 2001. The Company is in the process of renegotiating the repayment. No interest has been paid or accrued as of June 30, 2001. In addition, the Company was issued warrants to purchase 50,000 shares of restricted common stock of the related-party company at an exercise price of $2.00 per share. Since this company is not a public entity, GTC valued the warrants at $0. The warrants are exercisable for a period of ten (10) years from the date of issuance.

The Company borrows funds from the Company's Chief Executive Officer for working capital purposes from time to time. The borrowings accrue interest at 10% and are due on demand. As of June 30, 2001, the Company has repaid the principal balance. No interest was accrued or paid for the years ended June 30, 2001 and 2000.

NOTE  6  NOTES  PAYABLE
In January 2000, the Company borrowed $200,000 for working capital purposes from a third party. The note was due February 28, 2000 plus accrued interest of $20,000. If all unpaid principal and interest was not paid by February 28, 2000, the aggregate balance was to accrue interest at 2% per month with no predetermined due date. On April 11, 2000, the Company repaid $100,000 of the principal balance. On May 15, 2001, the noteholder converted the principal balance outstanding of $100,000 into 285,715 restricted shares of the Company's common stock at $0.35 per share (the fair market value on the date of conversion was $0.32). These shares also have piggyback registration rights. In addition, the Company will repay $15,000 of the accrued interest in three equal installments in June, July, and August 2001 with all remaining accrued interest forgiven (see Note 9).

On March 2, 2001, the Company issued a one-year convertible note to an accredited shareholder of the Company in the amount of $25,000. Pursuant to the terms of the note, the note is convertible by the noteholder into shares of the Company's common stock at a conversion rate of $1.00 per share. The note earns 12% interest payable at maturity. On May 31, 2001, the noteholder exercised the conversion feature into 25,000 shares of the Company's common stock (see Note
9).

In fiscal 1999, the Company borrowed $50,000 for working capital purposes from a third party. The note, which accrued interest at 10% per annum, was due on August 6, 1999. During fiscal 2000, the noteholder converted the note payable and accrued interest, totaling $55,000 into 55,000 shares of the Company's restricted common stock at $1.00 per share (estimated to be the fair market value on the date of conversion based on the price per share of the current private placement memorandum).

On February 3, 2000, the Company terminated its agreement with a vendor and signed a promissory note for amounts owed of $90,189. The promissory note required the Company to make nine monthly installment payments of approximately $10,000 per month beginning February 15, 2000 through October 15, 2000. If the Company failed to make an installment payment, then the unpaid balance was immediately due and payable. The Company has repaid the balance due. The promissory note was personally guaranteed by the Company's Chief Executive Officer.

NOTE  7  STOCK  OPTIONS

On September 20, 1999, the Company's Board of Directors approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year or 1,996,754 shares for the year beginning October 1, 2000. The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five-year period. The Company registered 750,000 shares underlying the options pursuant to its 1999 Stock Option Plan on Form S-8 filed with the Securities and Exchange Commission on October 6, 1999.

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

On October 5, 2000, the Company's Board of Directors ("Board") granted, pursuant to the Option Plan, an aggregate of 203,650 Incentive Stock Options (as defined by the Plan), exercisable at $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to certain employees of the Company and an aggregate of 300,000 Non-statutory Stock Options (as defined by the Option Plan), exercisable at $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to the directors of the Company. During fiscal year 2001, an additional 109,900 Incentive Stock Options (as defined by the Plan) were granted, exercisable at exercise prices between $0.25 and $0.72 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company.

During fiscal year 2001, the Board issued options to purchase an aggregate of 52,500 shares of the Company's common stock, at exercise prices between $0.01 and $0.2969 per share, valued at $7,800, to the members of the Board pursuant to their agreement of director compensation. The options are exercisable through April 2004.

On November 3, 2000, the Company granted options to purchase 125,000 shares of restricted common stock, at an exercise price of $0.50 per share, to a director of the Company (the fair market value of the Company's common stock on the date of grant). The options are exercisable through November 2003.

On October 18, 1999, the Company's Board of Directors granted, pursuant to the Option Plan, an aggregate of 73,000 Incentive Stock Options (as defined by the
Plan), exercisable at $2.9375 per share (the fair market value of the Company's common stock on the day of grant) to certain employees of the Company and an aggregate of 360,000 Non-statutory Stock Options (as defined by the Option
Plan), exercisable at $1.10 per share, to the officers of the Company, resulting in $661,500 of compensation expense to be charged to the Company over the five year vesting period at $132,300 per year beginning in fiscal year 2001 through fiscal year 2005. During fiscal year 2000, an aggregate of 94,000 additional Incentive Stock Options (as defined by the Plan) were granted, exercisable at $1.37 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company. The options are exercisable through October 2009.

During fiscal 2000, the Company entered into various employment agreements wherein the Company has agreed to supplement compensation to certain key employees in the form of stock options. Pursuant to the agreements, the Company issued options to purchase 75,000 shares of restricted common stock during fiscal 2000, at an exercise price of $2.72 per share and vesting over three years from date of grant. A total of approximately $50,490 of compensation expense was recorded in fiscal 2000 relating to employment agreement options.

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued 56,637 shares of common stock valued at $200,000 for services (see Note 9). In addition, the Company issued options to purchase 60,000 shares of the Company's common stock as follows: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense under Selling, General and Administrative expense in the accompanying Statement of Operations. In October 2000, pursuant to an agreement, the consultant accepted a cash payment of $6,280 in lieu of the 56,637 shares of the Company's common stock and the 60,000 options. As a result, the Company reversed the transaction and recorded the value of the previously issued stock and warrants of $357,800 as a reduction in Selling, General, and Administrative expense.

On May 1, 2000, the Board issued options to purchase an aggregate of 57,500 shares of the Company's common stock, at an exercise price of $0.01, valued at $71,300, to the members of the Board pursuant to their agreement of director compensation. The options are exercisable through May 2003.

On May 1, 2000, the Board granted, pursuant to the Option Plan, an aggregate of 194,100 Non-statutory Stock Options (as defined by the Plan), exercisable at $1.25 per share (the fair market value of the Company's common stock on the day of grant) to certain employees and officers of the Company. In addition, the Board granted options to purchase 100,000 shares of restricted common stock, at an exercise price of $1.25 per share (the fair market value of the Company's common stock on the day of grant) to the members of the Board. However, in the event that the trading price of the Company's common stock closes at or above $5.00 per share for a minimum of five consecutive trading days, the options shall become fully vested. The options are exercisable through May 2010.

On October 20, 1999, the Company granted options to purchase 526,000 shares of restricted common stock, at an exercise price of $1.00 per share, to a director of the Company (the fair market value of the Company's common stock on the day of grant). The options are exercisable through October 2002.

A following is a status of the stock options outstanding at June 30, 2001 and 2000 and the changes during the years then ended:

                                          2001                  2000
                                         ------                ------
                                              Weighted             Weighted
                                              Average               Average
                                              Exercise             Exercise
                                 Options       Price      Options    Price
                                -----------  ---------  ----------  -------
Outstanding, beginning of year   2,156,500   $  1.7365    765,000   $1.7577
       Granted                     791,050      0.5788  1,779,000    1.4189
       Exercised                        --          --   (375,000)   0.1920
       Expired/Forfeited          (255,550)      3.097    (12,500)   4.1750
                                -----------  ---------  ----------  -------
Outstanding, end of year         2,692,000   $  1.2671  2,156,500   $1.7365
                                ===========  =========  ==========  =======
Exercisable at end of year       1,441,730   $  1.3216  1,089,401   $1.5578
                                ===========  =========  ==========  =======
Wtd avg fair value of options
 granted                                     $    0.81              $  1.39
                                             ----------             -------

1,436,950 of the options outstanding at June 30, 2001 have exercise prices between $0.01 and $1.00, with a weighted average exercise price of $0.74 and a weighted average remaining contractual life of 4.7 years. 876,000 of these options are exercisable at June 30, 2001. 951,050 of the options outstanding at June 30, 2001 have exercise prices between $1.01 and $2.00, with a weighted average exercise price of $1.16 and a weighted average remaining contractual life of 7.4years. 381,730 of these options are exercisable at June 30, 2001. The remaining 304,000 options have exercise prices between $2.94 and $5.50, with a weighted average exercise price of $4.10 and a weighted average remaining contractual life of 4.1years. 184,000 of these options are exercisable at June 30, 2001.

SFAS  123  Proforma  Information:

The fair market value of each option granted in 2001 and 2000 to consultants and other third parties is estimated using the Black-Scholes option pricing method per SFAS 123. The Black-Scholes option-pricing model used the following assumptions for the years ended June 30, 2001 and 2000, respectively: (i) no dividend yield for each year, (ii) average volatility of 203 percent and 152 percent, (iii) weighted-average risk-free interest rate of approximately 6.25 percent and 6.25 percent, and (iv) expected life of 1 year.

Had compensation cost for the Company's 2001 and 2000 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the year ended June 30, 2001 and 2000 would approximate the pro forma amounts below:

                                        Years  ended  June  30,
                                       --------------------------
                                 2001                           2000
                     As Reported     Pro Forma        As Reported    Pro Forma
                    ------------     ----------       -----------    ----------
Net loss            $(2,832,258)     $(3,017,965)     $(7,180,991)  $(7,455,503)
  Basic and diluted      $(0.14)          $(0.15)          $(0.42        $(0.44)
  loss per share

NOTE  8  WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

In September 2000, the Company agreed to issue to a noteholder warrants to purchase up to 40,000 shares of the Company's restricted common stock at an exercise price of $0.50 per share valued at approximately $13,500 (based on the Black-Scholes pricing model) (see Note 5). The warrants are exercisable for a period of two years from the date of issuance and contain piggy-back registration rights.

In November 2000, pursuant to an agreement with an outside consultant for investor and public relations services, the Company granted warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price as follows: 1) 33,333 shares at the closing bid price on November 1, 2000,
2) 33,333 shares at the closing bid price on November 1, 2000 plus $0.50 per share and, 3) 33,334 shares at the closing bid price on November 1, 2000 plus $1.00 per share. The warrants shall have piggyback registration rights and were valued at $40,333 (based on the Black Scholes pricing model) which the Company recorded as investor relations expense

In May 2001, the Company entered into a letter of intent ("LOI") with a third party to market the Company's products and services. The agreement requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company agreed to issue warrants to purchase shares of the Company's common stock as follows:

1. Warrants to purchase 50,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $12,500 (based on the Black-Scholes pricing model) upon execution of the LOI. These warrants have been granted but will not vest until execution of the definitive agreement.
2. Warrants to purchase 50,000 shares of the Company' restricted common stock priced at the fair market value on the date of the launch of the Company on the marketing company's website. No warrants have been granted or earned as of the date of this filing.
3. Additional warrants at the rate of one restricted share per customer brought to the Company by the marketing company for every 100,000 customers. The warrants are priced at the lowest fair market value within 60 calendar days of the date of grant. No warrants have been granted or earned as of the date of this filing.

No  warrants  were  granted  or  issued  during  fiscal  2000.

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

The following represents a summary of the warrants outstanding at June 30, 2001 and 2000 and changes during the years then ended:

                                           2001

                                               Weighted
                                               Average
                                               Exercise
                                    Warrants   Price
                                    --------  ---------
Outstanding, beginning of year            --         --
       Granted                       190,000  $  0.7056
       Exercised                          --         --
       Expired/Forfeited                  --         --
                                    --------  ---------
Outstanding, end of year             190,000  $  0.7056
                                    ========  =========
Exercisable at the end of the year   140,000  $    0.87
                                    ========  =========

The fair value of each warrant granted during 2001 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 170 percent,
(iii) weighted-average risk-free interest rate of approximately 6.2 percent, and
(iv)  expected  life  of  3  years.

190,000 of the warrants outstanding at June 30, 2001 have exercise prices between $0.25 and $1.516, with a weighted average exercise price of $0.71 and a weighted average remaining contractual life of 4.3 years. 140,000 of these warrants are exercisable at June 30, 2001.

NOTE  9  COMMON  STOCK  ISSUANCES


During the fiscal year ended June 30, 2000, the Company issued 2,825,000 shares of restricted common stock pursuant to a private placement memorandum for $2,536,605, net of offering costs of $288,395. The private placement memorandum was closed as of June 2000.

During the fiscal year ended June 30, 2000, the Company issued 250,000 shares of restricted common stock for $250,000 to two unaffiliated investors.

During the fiscal year ended June 30, 2000, the Company issued 305,000 shares of restricted common stock, valued at $305,000 (estimated by the Company to be $1.00 per share) in exchange for consultation services rendered.

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

In January 2000, the Company issued 7,000 shares of the Company's common stock valued at $13,118 (based on the market value on the date of grant) in exchange for consultation services rendered.

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued 56,637 shares of common stock valued at $200,000 (based on the market value on the date of grant) for services. In October 2000, pursuant to an agreement, the consultant accepted a cash payment of $6,280 in lieu of the 56,637 shares of the Company's common stock (see Note 7).

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

During fiscal year 2000, the Company's Chief Executive Officer, President, and Chief Financial Officer, and certain other employees, exercised options to purchase a total of 375,000 shares of the Company's common stock in lieu of salary for $72,250.

In October 2000, the Company issued 20,000 shares of restricted common stock valued at $11,250 (based on the market price on the date of grant) for services rendered. In connection with this issuance, the Company recorded advertising expense of $11,250. These shares also have a provision for piggyback registration rights.

In October 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. These shares shall have piggyback registration rights and were valued using the market price on the date of each grant. During the period ended June 30, 2001, the Company issued 105,000 shares of common stock valued at $32,524 (based on the market price on the date of grant) pursuant to this agreement and recorded the amount as investor relations expense.

In November 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 25,000 shares of the Company's restricted common stock valued at $10,956 (based on the market price on the date of grant) and recorded the amount as investor relations expense.

On  May  31,  2001, a $25,000 noteholder exercised the conversion feature of the note  into  25,000 restricted shares of the Company's common stock (see Note 6).

On May 15, 2001, a noteholder converted the principal balance outstanding of $100,000 into 285,715 restricted shares of the Company's common stock at $0.35 per share (the fair market value on the date of conversion was $0.32) (see Note
6).  These  shares  also  have  piggyback  registration  rights.

During fiscal year 2000, Mr. Sandhu and Mr. Clemons canceled 619,848 and 154,962 shares, respectively, of the Company's common stock held by each of them. It was determined that these shares were not cancelled in a timely matter. As a result, these cancellations are reflected as a reduction in the outstanding shares as of July 1, 1998.

NOTE  10  INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes are as of June 30, 2001:


   Deferred  tax  asset:
      Net  operating  loss  carryforward                            $7,880,000
      Expense  recognized  for  granting  options  and  warrants       570,000
      Allowance  for  doubtful  accounts                                90,000
                                                                    ----------

      Total  gross  deferred  tax  asset                             8,540,000

      Less  valuation  allowance                                    (8,540,000)

      Net  deferred  tax  asset                                      $      --

The valuation allowance increased by $4,060,629 during the year ended June 30, 2001. No current provision for income taxes for the periods ended June 30, 2001 and 2000 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 2001 and 2000 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following as of:

                                                             June  30,

                                                           2001        2000
                                                         -------      ------
Computed  tax  benefit at federal statutory rate       $(960,000)  $(2,440,000)
     State  income tax benefit, net of federal effect    (83,000)     (237,000)
     Increase  in  valuation  allowance                4,060,629     2,682,218
     Tax benefit from exercise of stock options in
      fiscal 1999 and 2000 not previously recognized  (3,009,196)            -
                                                       _________   ___________
                                                       $   8,433   $     5,218

As of June 30, 2001, the Company had net operating loss carryforwards of approximately $18,900,000 and $16,400,000 for federal and state income tax reporting purposes, which begin expiring in 2013 and 2003, respectively.

NOTE  11  COMMITMENTS  AND  CONTINGENCIES

Contingencies - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of June 30, 2001.

PAYROLL TAXES -The Company has recorded an accrual for past due payroll taxes as of June 30, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,205,000 (including approximately $252,000 of penalties and interest) under accrued payroll and related taxes in the accompanying balance sheet at June 30, 2001.
The Company expects this matter to be settled and the related accrual paid byDecember, 2002.

OPERATING LEASES - Effective July 24, 2001, the Company leases a total of 10,624 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $23,548 through July 31, 2004, unless terminated by either party with 75 days notice.

Future minimum annual commitments under long term facility lease and supplier arrangements (see below) are as follows:

Years Ending   Facility
June 30,       Leases       Supplier        Total
-------------  -----------  -----------  -----------
2002           $   278,000  $ 6,240,000  $ 6,518,000
2003               283,000    4,160,000    4,443,000
2004               283,000           --      283,000
2005                24,000           --       24,000
               -----------  -----------  -----------
                   868,000  $10,400,000  $11,268,000
               ==========   ===========  ===========

Rent expense for the fiscal years ended June 30, 2001 and 2000 was $315,317 and $322,880, respectively.

CONTRACTS  AND  AGREEMENTS  -

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. The Company is subject to monthly minimum commitments of $1,500 through December 2001. Subsequently, the monthly minimum commitment is $500 per month. Total amount paid pursuant to this agreement was $63,363 for the year ended June 30, 2001.

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in September 2000), the Company is obligated to a minimum monthly commitment of $520,000 per month through August 2003. For the years ended June 30, 2001 and 2000, the Company paid $5,468,164 and $2,239,778 respectively, pursuant to this agreement. Currently, the Company owes $5,186,503 to WorldCom (including accrued interest on the unpaid balance totaling $463,483 at June 30, 2001) which is included in Accounts Payable at June 30, 2001. The Company is finalizing negotiations with WorldCom for the repayment of this amount. The Company is currently required to accrue interest on unpaid balances of 18% per annum.

The Company has an agreement with a billing company who provides processing services for customer billing and collections. In addition the billing company will provide financing through a third-party lender for amounts up to 60% of eligible accounts receivable, as defined. For the years ended June 30, 2001 and 2000, the Company paid $70,921 and $121,043, respectively, in fees to the billing company pursuant to this agreement.

The Company has an agreement to become a licensed user of a telecommunications management and accounting software program. The agreement, which expires in October 2003, unless terminated by the Company, has a five-year renewal feature and provides for the Company to pay a minimum of $1,425 per month. For the years ended June 30, 2001 and 2000, the Company paid $41,021 and $17,309, respectively, pursuant to this agreement.

NOTE  12  EARNINGS  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                       Years  Ended  June  30,
                                                          2001         2000
                                                          ____         ____

 Numerator for basic and diluted earnings per share:
  Net loss charged to common stockholders             $ (2,832,258) $(7,180,991)

 Denominator for basic and diluted earnings per share:
  Weighted average shares                               20,031,313   17,105,139

     Basic  and  diluted  earnings  per  share        $      (0.14) $     (0.42)

NOTE  13  SUBSEQUENT  EVENT:

On August 17, 2001, the Company agreed to issue to a shareholder warrants to purchase up to 100,000 shares of the Company's restricted common stock for consulting services at an exercise price of $0.35 per share (the fair market value on the date of grant was $0.18) valued at approximately $14,000 (based on the Black-Scholes pricing model). The warrants are exercisable for a period of two years from the date of issuance.