Form 10QSB
period 2001-09-30
GTC TELECOM CORP
filed 2001-11-08
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at October 31, 2001
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  20,396,622

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

     Consolidated Balance Sheets at September 30, 2001 (Unaudited) and June 30,
       2001

     Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2001 and 2000

     Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2001 and 2000

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K


ITEM 1.  FINANCIAL STATEMENTS

                                   GTC  TELECOM  CORP.
                               CONSOLIDATED BALANCE SHEETS


                                                                                            September 30,      June 30,
                                                                                                 2001           2001
                                                                                             (Unaudited)     (Audited)
                                                                                          ---------------  -------------
ASSETS
  Cash                                                                                    $      504,791   $    219,878
  Accounts receivable, net of allowance for doubtful accounts of approximately $360,000 and $210,000 at
   September 30, 2001 and June 30,  2001, respectively                                         1,659,378      1,514,972
  Deposits                                                                                        89,426         77,426
  Related party note receivable                                                                  100,000        100,000
  Prepaid expenses                                                                               101,068         23,449
                                                                                          ---------------  -------------
    Total current assets                                                                       2,454,663      1,935,725


Property and equipment, net of accumulated depreciation of
  $432,878 and $377,523 at September 30, 2001 and June 30,
  2001, respectively                                                                             265,326        222,584

Other assets                                                                                      13,611         19,736
                                                                                          ---------------  -------------
    Total assets                                                                          $    2,733,600   $  2,178,045
                                                                                          ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                                        1,851,726      5,675,073
  Accrued payroll and related taxes                                                            1,661,749      1,644,228
  Obligation under capital lease                                                                  45,360         88,124
  Note payable                                                                                 4,861,604             --
  Deferred income                                                                                 49,408         50,887
                                                                                          ---------------  -------------
    Total current liabilities                                                                  8,469,847      7,458,312
                                                                                          ---------------  -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                                       --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,396,622 and 20,371,622 shares issued and outstanding at
    September 30, 2001 and June 30, 2001, respectively                                            20,397         20,372
  Additional paid-in-capital                                                                   8,707,779      8,667,479
  Note receivable officer                                                                        (60,306)       (60,306)
  Accumulated deficit                                                                        (14,404,117)   (13,907,812)
                                                                                          ---------------  -------------
    Total stockholders' deficit                                                               (5,736,247)    (5,280,267)
                                                                                          ---------------  -------------

    Total liabilities and stockholders' deficit                                           $    2,733,600   $  2,178,045
                                                                                          ===============  =============



The accompanying notes are an integral part of these consolidated financial statements.



                                GTC TELECOM CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                      2001          2000
                                                  ------------  ------------
Revenues:
  Telecommunications                              $ 4,293,419   $ 2,760,342
  Internet services                                    84,764         9,612
                                                  ------------  ------------
    Total revenues                                  4,378,183     2,769,954
                                                  ------------  ------------

Cost of sales:
  Telecommunications                                2,488,242     1,739,612
  Internet services                                    64,362         6,527
                                                  ------------  ------------
    Total cost of sales                             2,552,604     1,746,139
                                                  ------------  ------------

Gross profit                                        1,825,579     1,023,815

Selling, general, and administrative expenses       2,192,219     2,020,725
                                                  ------------  ------------

Operating loss                                       (366,640)     (996,910)

Interest expense, net                                (120,984)      (93,237)
                                                  ------------  ------------

Loss before provision for income taxes               (487,624)   (1,090,147)

Provision for income taxes                              8,681         4,239
                                                  ------------  ------------

Net loss                                          $  (496,305)  $(1,094,386)
                                                  ============  ============


Basic and dilutive net loss available to common
  shareholders  per common share                  $     (0.02)  $     (0.05)
                                                  ============  ============

Basic and diluted weighted average common shares
  outstanding                                      20,377,057    19,967,544
                                                  ============  ============
The accompanying notes are an integral part of these consolidated financial statements.



                           GTC TELECOM CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                             Three Months Ended
                                                                September 30,
                                                                2001     2000
                                                            ----------   -----------
Cash Flows From Operating Activities:
Net loss                                                    $ (496,305)  $(1,094,386)
Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                  33,075        33,076
  Estimated fair market value of stock issued for services       7,250            --
  Estimated fair market value of warrants granted in
    connection with notes payable                                   --        13,500
  Reduction of note receivable for services rendered                --        22,500
  Allowance for doubtful receivables                           150,000        10,182
  Depreciation and amortization                                 61,478        53,860
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets              (325,450)     (448,422)
    Accounts payable and accrued expenses                    1,038,257       859,918
    Accrued payroll and related taxes                           17,521       268,899
    Deferred income                                             (1,479)        6,742
                                                            ----------   -----------

Net cash provided by/(used in) operating activities            484,347      (274,131)
                                                            ----------   -----------

Cash Flows From Investing Activities:
Purchases of property and equipment                            (98,095)      (13,896)
Notes receivable                                                    --       (50,000)
Advances to stockholder                                             --       (71,465)
                                                            ----------   -----------

Net cash used in investing activities                          (98,095)     (135,361)
                                                            ----------   -----------

Cash Flows From Financing Activities:
Prepayment of registration statement costs                     (58,575)           --
Principal payments under capital lease                         (42,764)           --
Principal borrowings on notes payable                               --       200,000
Principal repayments on notes payable                               --       (21,244)
                                                            ----------   -----------

Net cash provided by/(used in) financing activities           (101,339)      178,756
                                                            ----------   -----------

Net increase/(decrease) in cash                                284,913      (230,736)

Cash at beginning of period                                    219,878       231,336
                                                            ----------   -----------

Cash at end of period                                          504,791           600
                                                            ==========   ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                     $ 9,324    $ 79,737
       Income taxes                                 $ 8,681    $  4,239

See accompanying notes to consolidated financial statements for non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

                                GTC TELECOM CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three months ended September 30, 2001.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2001, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 6, 2001. The interim results are not necessarily indicative of the results for a full year.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2001, the Company has negative working capital of $6,015,184, liabilities from the underpayment of payroll taxes (see Note 7), contingent liabilities from cancelled contracts (see Note 7), and a stockholders' deficit of $5,736,247; in addition, through September 30, 2001, the Company has losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

DEFERRED REVENUE - Deferred revenue represent proceeds from prepaid telephone calling cards which are recorded as deferred revenue when the cash is received. The Company recognizes the revenue in the statement of operations as the telephone service is utilized.

LOSS  PER  SHARE  -  The  Company  has adopted Statement of Financial Accounting
Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (no shares were dilutive as of September 30, 2001 and 2000, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

COMPREHENSIVE INCOME - The Company had adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company had adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 99% of the Company's revenues, loss from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company does not expect
SFAS  141  to  have  a  material  impact  on  its  financial  statements.

In July 2000, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

NOTE  4  -  NOTE  RECEIVABLE  OFFICER:

As of September 30, 2001, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of September 30, 2001) and is due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at September 30, 2001.

NOTE  5  -  NOTES  PAYABLE:

On October 19, 2001, the Company converted $4,861,604 of a total payable balance of $6,173,612 due to a third party (see Note 7) into a short-term note payable ("the Note"). The Note bears interest at 12%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18%. The Note provides for interest only payments of approximately $48,000 for the first three months, commencing October 15, 2001, with monthly principal and interest payments of $100,000 commencing January 15, 2002, with a balloon payment of $4,480,475 due on September 15,2002. The Note is secured by substantially all of the assets of the Company (as defined in the agreement). The Note also provides that if the Company makes all scheduled payments pursuant to the Note, the noteholder may renegotiate the Note in good faith with the then outstanding balance being due under a new promissory note with terms similar to this Note.

NOTE  6  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

In September 2001, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued to the investor relations company 25,000 shares of our restricted common stock valued at $7,250 (based on the market price on the date of grant) and recorded the amount as investor relations expense under selling, general and administrative expenses in the accompanying consolidated statement of operations.

On August 17, 2001, the Company issued to a shareholder options to purchase up to 100,000 shares of the Company's restricted common stock for fund raising activities performed in fiscal year 2001, at an exercise price of $0.35 per share. The options vested on the date of grant and are exercisable for a period of two years from the date of issuance. No compensation expense is to be recognized due to the fact the options were issued in connection with fund raising activities.

During the period ended September 30, 2001, the Company issued options to certain employees to purchase an aggregate of 21,500 shares of restricted common stock at an average exercise price of $0.27 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through September 2011.

During the period ended September 30, 2001, the Company issued options to certain board of directors to purchase an aggregate of 10,000 shares of restricted common stock, at an exercise price of $0.30 per share (the estimated fair market value on the date of grant). The options vested on the date of grant and are exercisable through October 2004.

In May 2001, the Company entered into a letter of intent ("LOI") with a third party to market the Company's products and services. In October 2001, the Company signed a definitive agreement which requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company issued a warrant to the third party to purchase shares of our common stock as follows:

1. Warrants to purchase 50,000 shares of our restricted common stock at an exercise price of $0.28 per share valued at $13,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested upon the signing of the agreement in October 2001, and as a result, the Company will recognize compensation expense of $13,500 related to these warrants in the Company's consolidated statement of operations during the second quarter ending December 31, 2001.

2. Warrants to purchase 50,000 shares of our restricted common stock at an exercise price of $0.24 per share valued at $11,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested in October 2001 when the third party began to market the Company's products, and as a result, the Company will recognize compensation expense of $11,500 related to these warrants in the Company's consolidated statement of operations during the second quarter ending December 31, 2001.

3. Additional warrants at the rate of one restricted share per customer brought to us by the marketing company for every 100,000 customers. The warrants will be priced at the lowest fair market value within 60 calendar days of the date of grant.

The Company recorded compensation expense for previously issued options of $33,075 and $33,076 in the three month period ended September 30, 2001 and 2000, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in September 2000), the Company is obligated to a minimum monthly commitment of $520,000 per month through August 2003. For the years ended June 30, 2001 and 2000, the Company paid $5,468,164 and $2,239,778 respectively, pursuant to this agreement. Currently, the Company owes $6,173,612 to WorldCom (including accrued interest on the unpaid balance totaling $639,694 at September 30, 2001). The Company has negotiated the repayment of $4,861,604 (see Note 5). For the three month period ended September 30, 2001 and 2000, the Company paid $1,568,542 and $1,244,222, respectively, pursuant to these agreements.

CONTINGENCIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of September 30, 2001.

PAYROLL TAXES - The Company has recorded an accrual for past due payroll taxes as of September 30, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,225,000 (including approximately $309,000 of penalties and interest) under accrued payroll and related taxes in the accompanying consolidated balance sheet at September 30, 2001. The Company expects this matter to be settled and the related accrual paid by December, 2002.

NOTE  8  -  EQUITY  FINANCING:

Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. The Company must file a proper registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") within sixty days of the execution of this Agreement. As of September 30, 2001, the Company has yet to file a registration statement with the SEC and has recorded fees incurred to date in the amount of $58,575 related to the registration statement, under prepaid expenses in the accompanying consolidated balance sheet.

Under the Agreement, each draw must be for a minimum of $100,000 up to a maximum draw amount equal to 10% of the weighted average price for the Company's common stock for the 60 calendar days immediately prior to the draw down pricing period, as defined, multiplied by the total aggregate trading volume in respect of the common stock for such period. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined in the Agreement.

The number of shares of common stock to be issued in connection with each draw shall be equal to the draw amount divided by either 88% of the lowest bid price during the short pricing period or 88% of the volume weighted average price during the long pricing period, dependent on whether the Company elects a short pricing period or a long pricing period at the time the draw notice is delivered to Bluefire, as defined in the Agreement.

In addition, the Company issued a warrant to Bluefire to purchase 150,000 shares of common stock at an exercise price of $0.3471 per share. The warrants vested on the date of grant and are exercisable through March 19, 2005. No consulting expense is to be recognized due to the fact the warrants were issued in connection with equity fund raising activities.

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

The Company's services are marketed nationwide, through sales affiliates, independent sales agents and its own sales force.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES - Revenues increased by $1,608,229 or 58.1% from $2,769,954 in the three months ended September 30, 2000 to $4,378,183 in the three months ended September 30, 2001. The increase was due primarily to the increase in telecommunications revenues of $1,533,077 and internet revenues of $75,152. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 67 and 34 affiliates as of September 30, 2001 and 2000, respectively. In addition, as of September 30, 2001, the Company had 125,297 telecommunication customers, with usage of long distance services of approximately 66,229,000 minutes for the three months ended September 30, 2001 as compared with 79,708 customers and approximately 44,788,000 minutes for the three months ended September 30, 2000.

COST OF SALES - Cost of sales increased by $806,465 or 46.2% from $1,746,139 in the three months ended September 30, 2000 to $2,552,604 in the three months ended September 30, 2001. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $748,630 for the three months ended September 30, 2001. In addition, the costs associated with its Internet services increased $57,835 for the three months ended September 30, 2001. As a percentage of revenue, cost of sales was 58.3% and 63.0% resulting in a gross margin of 41.7% and 37.0% for the three months ended September 30, 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $171,494 or 8.5% from $2,020,725 in the three months ended September 30, 2000 to $2,192,219 in the three months ended September 30, 2001. For the three months ended September 30, 2000, the Company began to realize a significant increase in sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the three months ended September 30, 2001 were comprised primarily of $1,108,768 in salaries and related taxes paid to employees; billing related costs of $324,975; rent of $81,400; bad debt of $148,806; depreciation and amortization expense of $61,478; amortization of previously issued options to employees valued at approximately $33,075; and $433,717 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the three months ended September 30, 2000 were comprised primarily of $849,680 in salaries and related taxes paid to employees; billing related costs of $216,967; advertising expense of $108,803; rent of $83,909; bad debt of $76,862; depreciation and amortization expense of $53,860; options valued at approximately $33,076 issued to employees of the Company; and $597,568 of other operating expenses, primarily consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

INTEREST EXPENSE - Net interest expense increased by $27,747 from $93,237 for the three months ended September 30, 2001 to $120,984 for the three months ended September 30, 2001. The increase was primarily due to interest owed on outstanding balances due to WorldCom.

As a result, net loss was $496,305, or $0.02 loss per share, and $1,094,386, or $0.05 loss per share, for the three months ended September 30, 2001 and 2000, respectively.

ASSETS AND LIABILITIES - Assets increased by $555,555 from $2,178,045 as of June 30, 2001 to $2,733,600 as of September 30, 2001. The increase was due primarily to net increases in accounts receivable of $144,406, cash of $284,913, prepaid expenses made on the Company's registration statement of $58,575, and other assets of $67,661, associated with the increase in customer usage. Liabilities increased by $1,011,535 from $7,458,312 as of June 30, 2001 to $8,469,847 as of
September 30, 2001. The increase was due primarily to increases in accounts payable and accrued expenses of $1,038,257 (net of the conversion of $4,861,604 of previously recorded accounts payable into a short-term note payable), payroll and payroll related liabilities of $17,521, and decreases in obligations under capital lease of $42,764 due to principal payments, and deferred income of $1,479, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(455,980) from $(5,280,267) as of June 30, 2001 to $(5,736,247) as of September 30, 2001. The
increase was attributable to the net loss of $496,305 in the three months ended September 30, 2001, offset primarily by the amortization of compensation expense related to previously issued options to employees in the amount of $33,075, and the fair market value of stock issued for services of $7,250.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had positive cash flows cash flows of $284,913 for the three months ended September 30, 2001 resulting from $484,347 of cash provided by the Company's operating activities, offset by $98,095 of cash used in investing activities and $101,339 of cash used in financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $484,347 for the three months ended September 30, 2001 was primarily due to a net loss of $496,305, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,038,257, and accrued payroll and related taxes of $17,521, offset partially by accounts receivable and other current assets of $325,450, and deferred income of $1,479; the fair market value of stock issued for services of $7,250; the amortization of previously issued options vesting to employees in the current period of $33,075; depreciation and amortization expense of $61,478; and the increase in allowance for doubtful receivables of approximately $150,000.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $98,095 for the three months ended September 30, 2001 funded purchases of property and equipment of $98,095.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $101,339 in the three months ended September 30, 2001 was primarily due to prepayment of registration statement fees of $58,575 and principal payments under capital lease of $42,764.

FINANCING - The Company believes that its funds from operations will be sufficient to fund its daily operations beginning in December 2001. However, the Company's funds from operations will not be sufficient to fund repayment of its long term debts and contingent liabilities (see below). Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds, may have a material adverse effect on the Company's long term operational viability.

EQUITY FINANCING - Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. The Company must file a proper registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") within sixty days of the execution of this Agreement. As of September 30, 2001, the Company has yet to file a registration statement with the SEC and has recorded fees incurred to date in the amount of $58,575 related to the registration statement, under prepaid expenses in the accompanying consolidated balance sheet.

Under the Agreement, each draw must be for a minimum of $100,000 up to a maximum draw amount equal to 10% of the weighted average price for the Company's common stock for the 60 calendar days immediately prior to the draw down pricing period, as defined, multiplied by the total aggregate trading volume in respect of the common stock for such period. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined in the Agreement.

The number of shares of common stock to be issued in connection with each draw shall be equal to the draw amount divided by either 88% of the lowest bid price during the short pricing period or 88% of the volume weighted average price during the long pricing period, dependent on whether the Company elects a short pricing period or a long pricing period at the time the draw notice is delivered to Bluefire, as defined in the Agreement.

In addition, the Company issued a warrant to Bluefire to purchase 150,000 shares of common stock at an exercise price of $0.3471 per share. The warrants vested on the date of grant and are exercisable through March 19, 2005. No consulting expense is to be recognized due to the fact the warrants were issued in connection with equity fund raising activities.

LONG-TERM DEBT - On October 19, 2001, the Company converted $4,861,604 of a total payable balance due of $6,173,612 to a third party into a short-term note payable ("Note"). The Note bears interest at 12%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18%. The Note provides for interest only payments of approximately $48,000 for the first three months, commencing October 15, 2001, with monthly principal and interest payments of $100,000 commencing January 15, 2002, with a balloon payment of $4,480,475 due on September 15,2002. The Note is secured by substantially all of the assets of the Company (as defined in the agreement). The Note also provides that if the Company makes all scheduled payments pursuant to the Note, the noteholder may renegotiate the Note in good faith with the then outstanding balance being due under a promissory note with terms similar to the Note. There can be no assurances that the Company will be able to repay the Note.

CONTINGENT LIABILITIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams's inability to deliver the VoIP network as contracted and as a result of an amendment to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to accrued costs of $600,110. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of September 30, 2001.

The Company has recorded an accrual for past due payroll taxes as of September 30, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,225,000, including approximately $309,000 of penalties and interest, under accrued payroll and related taxes in the accompanying balance sheet at September 30, 2001. The Company expects this matter to be settled and the related accrual paid by December 2002.

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

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On August 17, 2001, the Company issued to a shareholder options to purchase up to 100,000 shares of the Company's restricted common stock for fund raising activities performed in fiscal year 2001, at an exercise price of $0.35 per share. The options vested on the date of grant and are exercisable for a period of two years from the date of issuance. No compensation expense is to be recognized due to the fact the options were issued in connection with fund raising activities. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On September 19, 2001, the Company entered into an equity financing agreement with Bluefire Capital, Inc. for the purchase of up to $20,000,000 of our common stock. In connection with this equity financing, the Company issued to Bluefire warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.3471 per share. The options are exercisable for a period of three and one-half years from the date of closing of the agreement. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

In September 2001, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued to the investor relations company 25,000 shares of our restricted common stock valued at $7,250 (based on the market price on the date of grant) and recorded the amount as investor relations expense under selling, general and administrative expenses in the accompanying consolidated statement of operations. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

During the period ended September 30, 2001, the Company issued options to certain employees to purchase an aggregate of 21,500 shares of restricted common stock at an average exercise price of $0.27 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through September 2011. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

During the period ended September 30, 2001, the Company issued options to certain board of directors to purchase an aggregate of 10,000 shares of restricted common stock, at an exercise price of $0.30 per share (the estimated fair market value on the date of grant). The options vested on the date of grant and are exercisable through October 2004. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

In May 2001, the Company entered into a letter of intent ("LOI") with a third party to market the Company's products and services. In October 2001, the Company signed a definitive agreement which requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company issued a warrant to the third party to purchase shares of our common stock as follows:

1. Warrants to purchase 50,000 shares of our restricted common stock at an exercise price of $0.28 per share valued at $13,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested upon the signing of the agreement in October 2001, and as a result, the Company will recognize compensation expense of $13,500 related to these warrants in the Company's consolidated statement of operations during the second quarter ending December 31, 2001.

2. Warrants to purchase 50,000 shares of our restricted common stock priced at an exercise price of $0.24 per share valued at $11,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested in October 2001 when the third party began to market the Company's products, and as a result, the Company will recognize compensation expense of $11,500 related to these warrants in the Company's consolidated statement of operations during the second quarter ending December 31, 2001.

3. Additional warrants at the rate of one restricted share per customer brought to us by the marketing company for every 100,000 customers. The warrants will be priced at the lowest fair market value within 60 calendar days of the date of grant. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended September 30, 2001.

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




Dated: November 8, 2001