Form 10QSB
period 2001-12-31
GTC TELECOM CORP
filed 2002-02-12
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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
                         Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

 Title of each class of Common Stock    Outstanding at January 31, 2002
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  20,406,622

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

     Consolidated Balance Sheets at December 31, 2001 (Unaudited) and June 30, 2001

Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2001 and 2000

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS



                                GTC  TELECOM  CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,    June 30,
                                                                          2001           2001
                                                                       (Unaudited)     (Audited)
                                                                     --------------  -------------

ASSETS
  Cash and cash equivalents                                          $     309,591   $    219,878
  Accounts receivable, net of allowance for doubtful accounts of approximately $482,000 and $210,000 at
   December 31, 2001 and June 30, 2001, respectively                     1,644,156      1,514,972
  Deposits                                                                  89,426         77,426
  Related party note receivable                                            100,000        100,000
  Prepaid expenses                                                          39,063         23,449
                                                                     --------------  -------------
    Total current assets                                                 2,182,236      1,935,725

Property and equipment, net of accumulated depreciation of
  $496,334 and $377,523 at December 31, 2001 and June 30,
  2001, respectively                                                       252,894        222,584

Other assets                                                                 7,486         19,736
                                                                     --------------  -------------

    Total assets                                                     $   2,442,616   $  2,178,045
                                                                     ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $   2,120,723   $  5,675,073
  Accrued payroll and related taxes                                      1,595,006      1,644,228
  Obligation under capital lease                                            33,874         88,124
  Note payable                                                           4,861,604             --
  Deferred income                                                           47,816         50,887
                                                                     --------------  -------------
    Total current liabilities                                            8,659,023      7,458,312

Long-term liabilities:
  Obligation under capital lease, net of current portion                    19,370             --
                                                                     --------------  -------------

    Total Liabilities                                                    8,678,393      7,458,312
                                                                     --------------  -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                 --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,406,622 and 20,371,622 shares issued and outstanding at
    December 31, 2001 and June 30, 2001, respectively                       20,407         20,372
  Additional paid-in-capital                                             8,627,780      8,667,479
  Note receivable officer                                                  (60,306)       (60,306)
  Accumulated deficit                                                  (14,823,658)   (13,907,812)
                                                                     --------------  -------------
    Total stockholders' deficit                                         (6,235,777)    (5,280,267)
                                                                     --------------  -------------

    Total liabilities and stockholders' deficit                      $   2,442,616   $  2,178,045
                                                                     ==============  =============





    The accompanying notes are an integral part of these consolidated financial statements.

                                           GTC TELECOM CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                    Six Months Ended          Three Months Ended
                                                      December 31,                December 31,
                                                  2001           2000          2001          2000
                                               ------------  ------------  ------------  ------------
Revenues:
  Telecommunications                           $ 8,562,110   $ 6,211,577   $ 4,268,691   $ 3,451,235
  Internet services                                241,148        23,293       156,384        13,681
                                               ------------  ------------  ------------  ------------
    Total revenues                               8,803,258     6,234,870     4,425,075     3,464,916
                                               ------------  ------------  ------------  ------------

Cost of sales:
  Telecommunications                             4,817,698     3,625,110     2,329,456     1,885,498
  Internet services                                165,929        13,445       101,567         6,918
                                               ------------  ------------  ------------  ------------
    Total cost of sales                          4,983,627     3,638,555     2,431,023     1,892,416
                                               ------------  ------------  ------------  ------------

Gross profit                                     3,819,631     2,596,315     1,994,052     1,572,500


Selling, general, and administrative expenses    4,487,365     4,000,517     2,295,146     1,979,792
                                               ------------  ------------  ------------  ------------

Operating loss                                    (667,734)   (1,404,202)     (301,094)     (407,292)

Interest expense, net                             (236,490)     (224,491)     (115,506)     (131,254)
                                               ------------  ------------  ------------  ------------

Loss before provision for income taxes            (907,224)   (1,628,693)     (416,600)     (538,546)

Provision for income taxes                          11,622         4,254         2,941            15
                                               ------------  ------------  ------------  ------------

Net loss                                       $  (915,846)  $(1,632,947)  $  (419,541)  $  (538,561)
                                               ============  ============  ============  ============
Basic and dilutive net loss available to
common shareholders per common share           $     (0.04)  $     (0.08)  $     (0.02)  $     (0.03)
                                               ============  ============  ============  ============
Basic and diluted weighted average
common shares outstanding                       20,387,872    19,968,336    20,398,687    19,969,128
                                               ============  ============  ============  ============














    The accompanying notes are an integral part of these consolidated financial statements.



                                   GTC TELECOM CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                 Six Months Ended
                                                                   December 31,
                                                                2001         2000
                                                            -----------  ------------
Cash Flows From Operating Activities:
Net loss                                                    $ (915,846)  $(1,632,947)
Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                  66,150        66,150
  Estimated fair market value of warrants granted for
    marketing                                                   25,000            --
  Estimated fair market value of stock issued for services       7,250        38,378
  Estimated fair market value of options granted to
    a director and consultants for services rendered                --        40,333
  Estimated fair market value of warrants granted in
    connection with notes payable                                   --        13,500
  Reduction of note receivable for services rendered                --        22,500
  Cancellation of previously issued stock and options               --      (357,800)
  Allowance for doubtful receivables                           289,382        56,550
  Depreciation and amortization                                143,904       107,606
  Loss on sale of equipment                                      6,385            --
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets              (446,180)     (937,970)
    Accounts payable and accrued expenses                    1,307,254     1,988,450
    Accrued payroll and related taxes                          (49,222)      514,280
    Deferred income                                             (3,071)       18,172
                                                            -----------  ------------

Net cash provided by/(used in) operating activities            431,006       (62,798)
                                                            -----------  ------------
Cash Flows From Investing Activities:
Purchases of property and equipment                           (141,376)      (16,047)
Proceeds from sale of equipment                                  1,125            --
Notes receivable                                                    --      (100,000)
Advances to stockholder                                             --       (75,766)
                                                            -----------  ------------

Net cash used in investing activities                         (140,251)     (191,813)
                                                            -----------  ------------

Cash Flows From Financing Activities:
Prepayment of registration statement costs                    (138,164)           --
Principal payments under capital lease                         (62,978)      (79,970)
Proceeds from exercise of stock options                            100            --
Principal borrowings on notes payable to stockholder                --       234,561
                                                            -----------  ------------

Net cash provided by/(used in) financing activities           (201,042)      154,591
                                                            -----------  ------------
                                                                                  --
Net increase/(decrease) in cash and cash equivalents            89,713      (100,020)

Cash and cash equivalents at beginning of period               219,878       231,336
                                                            -----------  ------------

Cash and cash equivalents at end of period                  $  309,591   $   131,316
                                                            ===========  ============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                             $  156,343   $    69,499
                                                            ===========  ============
       Income taxes                                         $   11,622   $     4,254
                                                            ===========  ============



See accompanying notes to consolidated financial statements for non-cash investing and financing activities.

    The accompanying notes are an integral part of these consolidated financial statements.

                                GTC TELECOM CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of December 31, 2001, and the results of operations for the three and six months ended December 31, 2001 and cash flows for the six months ended December 31, 2001.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Company has negative working capital of $6,476,787, liabilities from the underpayment of payroll taxes (see Note 7), contingent liabilities from cancelled contracts (see Note 7), and a stockholders' deficit of $6,235,777; in addition, through December 31, 2001, the Company has losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

LOSS  PER  SHARE  -  The  Company  has adopted Statement of Financial Accounting
Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no potential common shares as of December 31, 2001 and 2000). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash-on-hand, short-term certificates of deposit and other securities readily convertible to cash.

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company had adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 97% of the Company's revenues, loss from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying financial statements.

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

NOTE  4  -  NOTE  RECEIVABLE  OFFICER:

As of September 30, 2001, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of December 31, 2001) and is due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at December 31, 2001.

NOTE  5  -  NOTES  PAYABLE:

On October 19, 2001, the Company converted $4,861,604 of a total payable balance of $6,173,612 due to a third party (see Note 7) into a short-term note payable ("the Note"). The Note bears interest at 12%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18%. The Note provides for interest only payments of approximately $48,000 for the first three months, commencing October 15, 2001, with monthly principal and interest payments of $100,000 commencing January 15, 2002, with a balloon payment of $4,480,475 due on September 15, 2002. On January 9, 2002, the Company renegotiated the monthly payments due in the Note in exchange for a 20% reduction in the Company's transportation cost due to MCI/WorldCom. The Note provides for monthly principal and interest payments of $100,000 due January 15, 2002 and February 15, 2002, with monthly principal and interest payments of $125,000 commencing March 15, 2002, with a balloon payment of $4,027,646 due on December 15, 2002. The Note is secured by substantially all of the assets of the Company (as defined in the agreement). The Note also provides that if the Company makes all scheduled payments pursuant to the Note, the noteholder may renegotiate the Note in good faith with the then outstanding balance being due under a new promissory note with terms similar to this Note. As of the date of this report, the Company has made all payments as required in the Note.

NOTE  6  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

In December 2001, the Company's Chief Operating Officer exercised options (previously granted pursuant to his employment contract) to purchase a total of 10,000 shares of the Company's common stock for $100.

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

During the period ended December 31, 2001, the Company issued options to certain employees to purchase an aggregate of 43,000 shares of restricted common stock at an average exercise price of $0.28 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through December 2011.

During the period ended December 31, 2001, the Company issued options to certain board of directors to purchase an aggregate of 20,000 shares of restricted common stock, at an average exercise price of $0.26 per share (each issuance priced at the estimated fair market value on the date of grant). The options vested on the date of grant and are exercisable through January 2005.

In May 2001, the Company entered into a letter of intent ("LOI") with a third party to market the Company's products and services. In October 2001, the Company signed a definitive agreement which requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company issued a warrant to the third party to purchase shares of our common stock as follows:

1. Warrants to purchase 50,000 shares of our restricted common stock at an exercise price of $0.28 per share valued at $13,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested upon the signing of the agreement in October 2001, and as a result, the Company recognized compensation expense of $13,500 related to these warrants in the Company's consolidated statement of operations during the second quarter ending December 31, 2001.

2. Warrants to purchase 50,000 shares of our restricted common stock at an exercise price of $0.24 per share valued at $11,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested in October 2001 when the third party began to market the Company's products, and as a result, the Company recognized compensation expense of $11,500 related to these warrants in the Company's consolidated statement of operations during the second quarter ending December 31, 2001.

3. Additional warrants at the rate of one restricted share per customer brought to us by the marketing company for every 100,000 customers. The warrants will be priced at the lowest fair market value within 60 calendar days of the date of grant. No warrants have been earned or issued pursuant to this agreement through the date of this report.

The Company recorded compensation expense for previously issued options of $66,150 and $66,150 in the six month period ended December 31, 2001 and 2000, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in September 2000), the Company is obligated to a minimum monthly commitment of $520,000 per month through August 2003. For the years ended June 30, 2001 and 2000, the Company paid $5,468,164 and $2,239,778 respectively, pursuant to this agreement. Currently, the Company owes $6,393,783 to MCI/WorldCom (including accrued interest on the Note of $25,573 at December 31, 2001). The Company has negotiated the repayment of $4,861,604 (see Note 5). For the three month period ended December 31, 2001 and 2000, the Company paid $2,211,064 (including interest payments totaling $145,449) and $998,537, respectively, pursuant to these agreements. For the six month period ended December 31, 2001 and 2000, the Company paid $3,779,606 (including interest payments totaling $145,449) and $125,864, respectively, pursuant to these agreements.

CONTINGENCIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of December 31, 2001.

PAYROLL TAXES - The Company has recorded an accrual for past due payroll taxes as of December 31, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,252,000 (including approximately $322,000 of penalties and interest) under accrued payroll and related taxes in the accompanying consolidated balance sheet at December 31, 2001. The Company expects this matter to be settled and the related accrual paid by December 2002.

LEGAL MATTERS - Online Choice.com, Inc., v. GTC Telecom Corp. On November 30, 2001, Online Choice.com, Inc. filed a claim against the Company for breach of contract and declaratory relief in the United States District Court, Central District of California. Plaintiffs allege they purchased substantially all of the assets out of the bankruptcy estate of a company that was an independent sales affiliate of GTC. Plaintiffs further allege that GTC's independent sales affiliate agreement with that previous affiliate was among those assets, and that GTC has breached the agreement by failing to continue to pay commissions. No amounts have been recorded in the accompanying financial statements as the possibility of loss is unknown.

NOTE  8  -  EQUITY  FINANCING:

Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. As of December 31, 2001, the Company has recorded fees incurred to date in the amount of $138,164 related to the registration statement, under Additional paid-in-capital in the accompanying consolidated balance sheet.

Under the Agreement, each draw must be for a minimum of $100,000 up to a maximum draw amount equal to 10% of the weighted average price for the Company's common stock for the 60 calendar days immediately prior to the draw down pricing period, as defined, multiplied by the total aggregate trading volume in respect of the common stock for such period. In the event the minimum draw is greater than the maximum draw, the minimum draw shall equal the maximum draw, but the minimum draw shall not be less than $25,000. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined in the Agreement.

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

As of the date of this filing, the Company has not drawn down any shares under this Agreement.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES - Revenues increased by $960,159 or 27.7% from $3,464,916 in the three months ended December 31, 2000 to $4,425,075 in the three months ended December 30, 2001. The increase was due primarily to the increase in telecommunications revenues of $817,456 and internet revenues of $142,703. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 976 and 44 affiliates as of December 31, 2001 and 2000, respectively. In addition, as of December 31, 2001, the Company had 136,943 telecommunication customers, with usage of long distance services of approximately 65,192,000 minutes for the three months ended December 31, 2001 as compared with 92,455 customers and approximately 54,791,000 minutes for the three months ended December 31, 2000.

COST OF SALES - Cost of sales increased by $538,607 or 28.5% from $1,892,416 in the three months ended December 31, 2000 to $2,431,023 in the three months ended December 31, 2001. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $443,958 for the three months ended December 31, 2001. In addition, the costs associated with its Internet services increased $94,649 for the three months ended December 31, 2001. As a percentage of revenue, cost of sales was 54.9% and 54.6% resulting in a gross margin of 45.1% and 45.4% for the three months ended December 31, 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $315,354 or 15.9% from $1,979,792 in the three months ended December 31, 2000 to $2,295,146 in the three months ended December 31, 2001. For the three months ended September 30, 2000, the Company began to realize a significant increase in sales from its telecommunications customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the three months ended December 31, 2001 were comprised primarily of $1,004,481 in salaries and related taxes paid to employees; billing related costs of $324,179; rent of $81,694; bad debt of $131,300; depreciation and amortization expense of $82,425; amortization of previously issued options to employees valued at approximately $33,075; and $637,992 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the three months ended December 31, 2000 were comprised primarily of $1,000,068 in salaries and related taxes paid to employees; a one-time settlement credit of $(357,800) from the cancellation of a consulting agreement; billing related costs of $346,473; advertising expense of $106,631; rent of $86,736; bad debt of $74,295; sales commissions of $73,180; depreciation and amortization expense of $53,745; options valued at approximately $33,075 issued to employees of the Company; warrants valued at approximately $40,333 issued to an outside consultant; and $523,056 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

INTEREST EXPENSE - Net interest expense decreased by $15,748 from $131,254 for the three months ended December 31, 2000 to $115,506 for the three months ended December 31, 2001. The decrease was primarily due to the reduction of the interest rate on outstanding balances due to WorldCom.

As a result, net loss was $419,541, or $0.02 loss per share, and $538,561, or $0.03 loss per share, for the three months ended December 31, 2001 and 2000, respectively.

ASSETS AND LIABILITIES - Assets increased by $264,571 from $2,178,045 as of June 30, 2001 to $2,442,616 as of December 31, 2001. The increase was due primarily to net increases in accounts receivable of $129,184, cash and cash equivalents of $89,713, and other assets of $45,674, associated with the increase in customer usage. Liabilities increased by $1,220,081 from $7,458,312 as of June 30, 2001 to $8,678,393 as of December 31, 2001. The increase was due primarily to an increase in accounts payable and accrued expenses of $1,307,254 (net of the conversion of $4,861,604 of previously recorded accounts payable into a short-term note payable), and decreases in payroll and payroll related liabilities of $49,222, obligations under capital lease of $34,880 (net of the increase in long term capital lease of $19,370) due to principal payments, and deferred income of $3,071, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(955,510) from $(5,280,267) as of June 30, 2001 to $(6,235,777) as of December 31, 2001. The
increase was attributable to the net loss of $915,846 in the six months ended December 31, 2001, prepaid expenses made on the Company's registration statement of $138,164, offset primarily by the amortization of compensation expense related to previously issued options to employees in the amount of $66,150, the fair market value of warrants granted under a third party agreement of $25,000, the fair market value of stock issued for services of $7,250, and the exercise of stock options by an officer of the Company of $100.

SIX  MONTHS  ENDED  DECEMBER  31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

REVENUES - Revenues increased by $2,568,388 or 41.2% from $6,234,870 in the six months ended December 31, 2000 to $8,803,258 in the six months ended December 31, 2001. The increase was primarily due to the increase in telecommunications revenues of $2,350,533 and internet revenues of $217,855. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 976 and 44 affiliates as of December 31, 2001 and 2000, respectively. In addition, as of December 31, 2001, the Company had 136,943 telecommunication customers, with usage of long distance services of approximately 131,421,000 minutes for the six months ended December 31, 2001 as compared with 92,455 customers and approximately 99,579,000 minutes for the six months ended December 31, 2000.

COST OF SALES - Cost of sales increased by $1,345,072 or 37.0% from $3,638,555 in the six months ended December 31, 2000 to $4,983,627 in the six months ended December 31, 2001. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access of $1,192,588 for the six months ended December 31, 2001. In addition, the costs associated with its Internet services increased $152,484 for the six months ended December 31, 2001. As a percentage of revenue, cost of sales was 56.6% and 58.4% resulting in a gross margin of 43.4% and 41.6% for the six months ended December 31, 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - S,G&A expenses increased by $486,848 or 12.2% from $4,000,517 in the six months ended December 31, 2000 to $4,487,365 in the six months ended December 31, 2001. For the six months ended December 31, 2001 compared to the six months ended December 31, 2000, the Company began to realize sales from its telecommunications and internet customers, thereby resulting in significantly increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the six months ended December 31, 2001 were comprised primarily of $2,055,480 in salaries and related taxes paid to employees; billing related costs of $664,298; rent of $163,579; bad debt of $289,382; depreciation and amortization expense of $143,904; amortization of previously issued options to employees valued at approximately $66,150; and $1,104,572 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.
S,G&A expenses for the six months ended December 31, 2000 were comprised primarily of $1,849,748 in salaries and related taxes paid to employees; a one-time settlement credit of $(357,800) from the cancellation of a consulting agreement; billing related costs of $566,440; advertising expense of $215,434; rent of $170,645; bad debt of $151,158; sales commissions of $127,437; depreciation and amortization expense of $107,606; options valued at approximately $66,150 issued to employees of the Company; warrants valued at approximately $40,333 issued to an outside consultant; and $1,063,366 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

INTEREST EXPENSE - Net interest expense increased by $11,999 from $224,491 for the six months ended December 31, 2000 to $236,490 for the six months ended December 31, 2001. The increase was primarily due to interest owed on outstanding balances due to WorldCom.

As a result, net loss was $915,846, or $0.04 loss per share, and $1,632,947, or $0.08 loss per share, for the six months ended December 31, 2001 and 2000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had positive cash flows of $89,713 for the six months ended December 31, 2001 resulting from $431,006 of cash provided by the Company's operating activities, offset by $140,251 of cash used in investing activities and $201,042 of cash used in financing activities. The Company had originally anticipated that its funds from operations would be sufficient to fund its daily operations beginning in December 2001. However, due to slower than anticipated sales growth during the quarter ended December 2001, the Company's funds from operations are currently $75,000 short of meeting monthly operating obligations. In the event that sales growth for the remainder of the fiscal year ending June 30, 2002 meet current expectations, the Company expects that cash flow from daily operations will be sufficient to meet daily operating costs by the end of the Company's fiscal year ending June 30, 2002.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $431,006 for the six months ended December 31, 2001 was primarily due to a net loss of $915,846, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,307,254, offset partially by accounts receivable and other current assets of $446,180, accrued payroll and related taxes of $49,222 and deferred income of $3,071; the fair market value of stock issued for services of $7,250; the amortization of previously issued options vesting to employees in the current period of $66,150; the fair market value of warrants granted under a third party agreement of $25,000, depreciation and amortization expense of $143,904; the increase in allowance for doubtful receivables of approximately $289,382, and the loss on sale of equipment of $6,385.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $140,251 for the six months ended December 31, 2001 funded purchases of property and equipment of $141,376, offset partially by the proceeds from the sale of equipment of $1,125.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $201,042 in the six months ended December 31, 2001 was primarily due to prepayment of registration statement fees of $138,164 and principal payments under capital lease of $62,978, offset primarily by the exercise of stock options by an officer of the Company of $100.

FINANCING - As previously discussed, the Company's funds from operations are currently insufficient to fund daily operations. Repayment of the Company's monthly obligations on its WorldCom Note (see below) and its past due payroll taxes (see below) are currently being met by the Company's funds from operations. However, the Company's funds from operations are currently insufficient to fund immediate repayment of its long term debts and contingent liabilities (see below). Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds, may have a material adverse effect on the Company's long term operational viability.

EQUITY FINANCING - Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. As of December 31, 2001, the Company has recorded fees incurred to date in the amount of $138,164 related to the registration statement, under Additional paid-in-capital in the accompanying consolidated balance sheet.

Under the Agreement, each draw must be for a minimum of $100,000 up to a maximum draw amount equal to 10% of the weighted average price for the Company's common stock for the 60 calendar days immediately prior to the draw down pricing period, as defined, multiplied by the total aggregate trading volume in respect of the common stock for such period. In the event the minimum draw is greater than the maximum draw, the minimum draw shall equal the maximum draw, but the minimum draw shall not be less than $25,000. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined in the Agreement.

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

As of the date of this filing, the Company has not drawn down any shares under this Agreement.

LONG-TERM DEBT - On October 19, 2001, the Company converted $4,861,604 of a total payable balance due of $6,173,612 to a third party into a short-term note payable ("Note"). The Note bears interest at 12%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18%. The Note provides for interest only payments of approximately $48,000 for the first three months, commencing October 15, 2001, with monthly principal and interest payments of $100,000 commencing January 15, 2002, with a balloon payment of $4,480,475 due on September 15, 2002. The Note is secured by substantially all of the assets of the Company (as defined in the agreement). The Note also provides that if the Company makes all scheduled payments pursuant to the Note, the noteholder may renegotiate the Note in good faith with the then outstanding balance being due under a promissory note with terms similar to the Note. There can be no assurances that the Company will be able to repay the Note. As of the date of this report, the Company has made all payments as required in the Note.

CONTINGENT LIABILITIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams's inability to deliver the VoIP network as contracted and as a result of an amendment to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to accrued costs of $600,110. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of December 31, 2001.

The Company has recorded an accrual for past due payroll taxes as of December 31, 2001 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,252,000, including approximately $322,000 of penalties and interest, under accrued payroll and related taxes in the accompanying balance sheet at December 31, 2001. The Company expects this matter to be settled and the related accrual paid by December 2002.

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

                         PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. Other than as set forth below, the Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

Online Choice.com, Inc., v. GTC Telecom Corp. On November 30, 2001, Online Choice.com, Inc. filed a claim against the Company for breach of contract and declaratory relief in the United States District Court, Central District of California. Plaintiffs allege they purchased substantially all of the assets out of the bankruptcy estate of a company that was an independent sales affiliate of GTC. Plaintiffs further allege that GTC's independent sales affiliate agreement with that previous affiliate was among those assets, and that GTC has breached the agreement by failing to continue to pay commissions. Although the Company strongly denies the claims and plans to vigorously defend its position, it cannot guarantee that a favorable outcome will be obtained.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the period ended December 31, 2001, the Company issued options to certain employees to purchase an aggregate of 43,000 shares of restricted common stock at an average exercise price of $0.28 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through December 2011. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

During the period ended December 31, 2001, the Company issued options to certain board of directors to purchase an aggregate of 20,000 shares of restricted common stock, at an average exercise price of $0.26 per share (each issuance priced at the estimated fair market value on the date of grant). The options vested on the date of grant and are exercisable through January 2005. The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 13, 2001, the Company held its Annual meeting of Shareholders. Up for consideration by the shareholders at the meeting were three proposals submitted by the Company's Board of Directors.

(1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

                    Number of    Number of        Number of        Number of
Name                Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
------------------  -----------  ---------------  ---------------  -----------

S. Paul Sandhu       14,999,067           79,094                0    5,287,461

Eric A. Clemons      14,999,067           79,094                0    5,287,461

Clay T. Whitehead    14,999,067           79,094                0    5,287,461

John M. Eger         14,999,067           79,094                0    5,287,461

Gerald A. DeCiccio   14,999,067           79,094                0    5,287,461
------------------  -----------  ---------------  ---------------  -----------


(2) The second proposal up for consideration involved the approval and ratification of GTC's 2001 Stock Incentive Plan for the directors, officers and employees of the Company. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

Number of    Number of        Number of        Number of
Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------  ---------------  ---------------  -----------

8,394,686            407,549           31,905   11,531,482
-----------  ---------------  ---------------  -----------

(3) Proposal Three involved ratifying the appointment of Corbin & Wertz LLP as independent auditors of the Company for the fiscal year ending June 30, 2002. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

Number of    Number of        Number of        Number of
Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------  ---------------  ---------------  -----------

14,982,163            47,348           48,650    5,287,461
-----------  ---------------  ---------------  -----------

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

                              GTC TELECOM CORP.

                              By /s/ S. Paul Sandhu
                              ----------------------------------
                              S. Paul Sandhu
                              Chief Executive Officer

                              By /s/ Gerald A. DeCiccio
                              ----------------------------------
                              Gerald A. DeCiccio
                              Chief Financial Officer




Dated: February 12, 2002