Form 10QSB
period 2002-03-31
GTC TELECOM CORP
filed 2002-05-07
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED MARCH 31, 2002

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

 Title of each class of Common Stock    Outstanding at April 30, 2002
 -----------------------------------    -------------------------------
 Common Stock, $0.001 par value                  20,406,622

Transitional Small Business Disclosure Format
 (Check one);

Yes [   ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

     Consolidated Balance Sheets at March 31, 2002 (Unaudited) and June 30, 2001

     Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2002 and 2001

     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2002 and 2001

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS



                                                   GTC TELECOM CORP.
                                              CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,      June 30,
                                                                                                  2002        2001
                                                                                           (Unaudited)     (Audited)
                                                                                          -------------  -------------
ASSETS
  Cash and cash equivalents                                                               $    343,941   $    219,878
  Accounts receivable, net of allowance for doubtful accounts of approximately $94,000 and $210,000 at
   March 31, 2002 and June 30, 2001, respectively                                            1,474,909      1,514,972
  Deposits                                                                                      88,926         77,426
  Related party note receivable                                                                     --        100,000
  Prepaid expenses                                                                              38,442         23,449
                                                                                          -------------  -------------
    Total current assets                                                                     1,946,218      1,935,725

Property and equipment, net of accumulated depreciation of
  $512,187 and $377,523 at March 31, 2002 and June 30,
  2001, respectively                                                                           257,579        222,584

Other assets                                                                                     1,361         19,736
                                                                                          -------------  -------------
    Total assets                                                                          $  2,205,158   $  2,178,045
                                                                                          =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                                   $  2,551,107   $  5,675,073
  Accrued payroll and related taxes                                                          1,447,290      1,644,228
  Obligation under capital lease                                                                14,456         88,124
  Notes payable                                                                              4,738,423             --
  Deferred income                                                                               46,900         50,887
                                                                                          -------------  -------------
    Total current liabilities                                                                8,798,176      7,458,312

Long-term liabilities:
  Obligation under capital lease, net of current portion                                        17,466             --
                                                                                          -------------  -------------

    Total Liabilities                                                                        8,815,642      7,458,312
                                                                                          -------------  -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                                     --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,406,622 and 20,371,622 shares issued and outstanding at
    March 31, 2002 and June 30, 2001, respectively                                              20,407         20,372
  Additional paid-in-capital                                                                 8,650,855      8,667,479
  Note receivable officer                                                                      (60,306)       (60,306)
  Accumulated deficit                                                                      (15,221,440)   (13,907,812)
                                                                                          -------------  -------------
    Total stockholders' deficit                                                             (6,610,484)    (5,280,267)
                                                                                          -------------  -------------

    Total liabilities and stockholders' deficit                                           $  2,205,158   $  2,178,045
                                                                                          =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                                         GTC TELECOM CORP.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                              Nine Months Ended           Three Months Ended
                                                   March 31,                    March 31,
                                              2002          2001          2002           2001
Revenues:
  Telecommunications                      $12,743,729   $ 9,891,299   $ 4,181,619   $ 3,679,722
  Internet services                           469,043        49,382       227,895        26,089
                                          ------------  ------------  ------------  ------------
    Total revenues                         13,212,772     9,940,681     4,409,514     3,705,811
                                          ------------  ------------  ------------  ------------

Cost of sales:
  Telecommunications                        7,050,379     5,688,318     2,232,681     2,063,208
  Internet services                           294,999        40,006       129,070        26,561
                                          ------------  ------------  ------------  ------------
    Total cost of sales                     7,345,378     5,728,324     2,361,751     2,089,769
                                          ------------  ------------  ------------  ------------

Gross profit                                5,867,394     4,212,357     2,047,763     1,616,042

Selling, general, and administrative
expenses                                    6,772,705     6,317,873     2,285,340     2,317,356
                                          ------------  ------------  ------------  ------------

Operating loss                               (905,311)   (2,105,516)     (237,577)     (701,314)

Interest expense, net                        (376,958)     (384,596)     (146,853)     (160,105)
Loss on sale of equipment                     (14,878)           --        (8,493)           --
                                          ------------  ------------  ------------  ------------

Loss before provision for income taxes     (1,297,147)   (2,490,112)     (392,923)     (861,419)

Provision for income taxes                     16,481         4,429         4,859           175
                                          ------------  ------------  ------------  ------------

Net loss                                  $(1,313,628)  $(2,494,541)  $  (397,782)  $  (861,594)
                                          ============  ============  ============  ============

Basic and dilutive net loss available to
common stockholders per common share      $     (0.06)  $     (0.12)  $     (0.02)  $     (0.04)
                                          ============  ============  ============  ============
Basic and diluted weighted average
common shares outstanding                  20,394,037    19,984,260    20,406,622    20,016,240
                                          ============  ============  ============  ============




    The accompanying notes are an integral part of these consolidated financial statements.



                                    GTC TELECOM CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                Nine Months Ended
                                                                     March 31,
                                                                2002          2001
                                                            -----------   -----------

Cash Flows From Operating Activities:
Net loss                                                    $(1,313,628)  $(2,494,541)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                   99,225        99,225
  Estimated fair market value of warrants granted for
    marketing                                                    25,000            --
  Estimated fair market value of stock issued for services        7,250        53,613
  Estimated fair market value of options granted to
    a director and consultants for services rendered                 --        48,134
  Estimated fair market value of warrants granted in
    connection with notes payable                                    --        13,500
  Reduction of note receivable for services rendered                 --        22,500
  Cancellation of previously issued stock and options                --      (357,800)
  Allowance for related party note receivable                   100,000            --
  Bad debt expense                                              337,761       131,550
  Depreciation and amortization                                 227,793       162,916
  Loss on sale of equipment                                      14,878            --
  Changes in operating assets and liabilities:
    Accounts receivable and other assets                       (324,191)     (994,838)
    Accounts payable and accrued expenses                     1,737,638     2,933,971
    Accrued payroll and related taxes                          (196,938)      763,048
    Deferred income                                              (3,987)       18,173
                                                            -----------   -----------

Net cash provided by operating activities                       710,801       399,451
                                                            -----------   -----------
Cash Flows From Investing Activities:
Purchases of property and equipment                            (167,418)      (35,457)
Proceeds from sale of equipment                                   6,625            --
Related party note receivable                                        --      (100,000)
Advances to stockholder                                              --       (55,733)
                                                            -----------   -----------
Net cash used in investing activities                          (160,793)     (191,190)
                                                            -----------   -----------
Cash Flows From Financing Activities:
Principal repayments on notes payable                          (193,581)           --
Principal repayments under capital lease                        (84,300)      (97,422)
Payment of registration statement costs                        (148,164)           --
Proceeds from exercise of stock options                             100            --
Principal borrowings on notes payable                                --        25,000
Principal borrowings on notes payable to stockholders                --       234,561
Principal repayments on notes payable to stockholders                --      (201,000)
                                                            -----------   -----------
Net cash used in financing activities                          (425,945)      (38,861)
                                                            -----------   -----------

Net increase in cash and cash equivalents                       124,063       169,400

Cash and cash equivalents at beginning of period                219,878       231,336
                                                            -----------   -----------

Cash and cash equivalents at end of period                  $   343,941   $   400,736
                                                            ===========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                             $   303,405   $   146,775
       Income taxes                                         $    16,481   $     4,429

Supplemental disclosure on noncash investing and financing activities:

See accompanying notes to consolidated financial statements for noncash investing and financing activities.


     The accompanying notes are an integral part of these consolidated financial statements.

                                GTC TELECOM CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 2002, and the results of operations for the three and nine months ended March 31, 2002 and cash flows for the nine months ended March 31, 2002.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2002, the Company has negative working capital of $6,851,958, liabilities from the underpayment of payroll taxes (see Note 8), contingent liabilities from cancelled contracts (see
Note 8), and a stockholders' deficit of $6,610,484; in addition, through March 31, 2002, the Company has losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 8) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

LOSS  PER  SHARE  -  The  Company  has adopted Statement of Financial Accounting
Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no potential common shares as of March 31, 2002 and 2001). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company had adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 96% of the Company's revenues, loss from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying financial statements.

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

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE RECEIVABLE OFFICER - As of March 31, 2002, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of March 31, 2002) and is due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at March 31, 2002.

NOTE RECEIVABLE - During fiscal year 2001, the Company recorded a note receivable for $100,000 advanced to a company related to a shareholder. The Company has not received payment for the related party note receivable advance, which was due March 25, 2001. Therefore, the Company has determined that there is a significant risk that the Company's related party note receivable will not be repaid. The Company established an allowance and charged the carrying value of the note receivable to bad debt during the quarter ended March 31, 2002.

NOTE  5  -  NOTES  PAYABLE:

On October 19, 2001, the Company converted $4,861,604 of a total payable balance of $6,173,612 due to a third party (see Note 8) into a short-term note payable ("the Note"). The Note bears interest at 12%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18%. The Note provides for interest only payments of approximately $48,000 for the first three months, commencing October 15, 2001, with monthly principal and interest payments of $100,000 commencing January 15, 2002, with a balloon payment of $4,480,475 due on September 15, 2002. On January 9, 2002, the Company renegotiated the monthly payments due in the Note in exchange for a 20% reduction in the Company's transportation cost due to MCI/WorldCom. The Note provides for monthly principal and interest payments of $100,000 due January 15, 2002 and February 15, 2002, with monthly principal and interest payments of $125,000 commencing March 15, 2002, with a balloon payment of $4,027,646 due on December 15, 2002. The Note is secured by substantially all of the assets of the Company (as defined in the agreement). The Note also provides that if the Company makes all scheduled payments pursuant to the Note, the noteholder may renegotiate the Note in good faith with the then outstanding balance being due under a new promissory note with terms similar to this Note. As of the date of this report, the Company has made all payments as required in the Note.

On February 15, 2002, the Company placed a new telephone system into service at a cost of $120,686. The telephone system was financed using a cash downpayment of $23,786, a note payable of $70,400, a capital lease of $21,000 and a trade-in allowance of $5,500. The note of $70,400 commenced February 1, 2002, has monthly payments of $5,500, is payable over 14 months, and bears interest at 14.6%. The capital lease of $21,000 commenced on November 30, 2001, and has monthly payments of $744 for 36 months.

NOTE  6  -  CAPITAL  LEASE:

On January 23, 2002, the Company placed software used in the Company's operations into service. The software was financed with a capital lease of $7,098. The capital lease has monthly payments of $183 for 48 months.

NOTE  7  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

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

During the period ended March 31, 2002, options were issued to 7 employees per the Company's 1999 employee stock option plan to purchase an aggregate of 43,000 shares of common stock at an average exercise price of $0.28 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through October 2011.

During the period ended March 31, 2002, options were issued to 3 employees per the Company's 2001 stock incentive plan to purchase an aggregate of 17,500 shares of common stock at an average exercise price of $0.21 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through January 2012.

During the period ended March 31, 2002, the Company issued options to certain board of directors, in accordance with their director compensation agreements, to purchase an aggregate of 30,000 shares of restricted common stock, at an average exercise price of $0.24 per share (each issuance priced at the estimated fair market value on the date of grant). The options vested on the date of grant and are exercisable through April 2005.

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

The Company recorded compensation expense for previously issued options of $99,225 and $99,225 in the nine month period ended March 31, 2002 and 2001, respectively.

NOTE  8  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in September 2000), the Company is obligated to a minimum monthly commitment of $520,000 per month through August 2003. For the years ended June 30, 2001 and 2000, the Company paid $5,468,164 and $2,239,778 respectively, pursuant to this agreement. Currently, the Company owes $6,469,918 to MCI/WorldCom (including accrued interest on the Note of $23,827 at March 31, 2002). The Company has negotiated the repayment of $4,861,604 (see Note 5). For the three month period ended March 31, 2002 and 2001, the Company paid $2,211,699 (including interest payments totaling $143,935) and $1,118,512, respectively, pursuant to these agreements. For the nine month period ended March 31, 2002 and 2001, the Company paid $5,991,304 (including interest payments totaling $289,384) and $3,361,271, respectively, pursuant to these agreements.

CONTINGENCIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of March 31, 2002.

PAYROLL TAXES - The Company has recorded an accrual for past due payroll taxes as of March 31, 2002 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,079,000 (including approximately $376,000 of penalties and interest) under accrued payroll and related taxes in the accompanying consolidated balance sheet at March 31, 2002. The Company expects this matter to be settled and the related accrual paid by December 2002.

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

NOTE  9  -  EQUITY  FINANCING:

Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. As of March 31, 2002, the Company has recorded fees incurred to date in the amount of $148,164 related to the registration statement, under additional paid-in-capital in the accompanying consolidated balance sheet.

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

As of the date of this filing, the Company has not drawn down any shares under this Agreement.

NOTE  10  -  SUBSEQUENT  EVENTS:

In  April  2002,  the  Company's  Board of Directors granted options to purchase
2,011,000 shares of the Company's common stock, at an exercise price of $0.19 (the fair market value of the Company's common stock on the date of grant) per share, to various employees and officers of the Company under the Company's 2001 stock incentive plan. The options vest through April 2007, with certain accelerated vesting provisions, as defined.

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

Cost of sales include telecommunications service costs and the costs of providing internet access. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect at the time of the call. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES - Revenues increased by $703,703 or 19.0% from $3,705,811 in the three months ended March 31, 2001 to $4,409,514 in the three months ended March 31, 2002. The increase was due primarily to the increase in telecommunications revenues of $501,897 and internet revenues of $201,806. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 1,786 and 25 affiliates as of March 31, 2002 and 2001, respectively. In addition, as of March 31, 2002, the Company had 136,709 long distance customers and 11,288 internet customers, with usage of long distance services of approximately 63,982,000 minutes for the three months ended March 31, 2002 as compared with 107,054 long distance customers and 1,114 internet customers, with usage of long distance services of approximately 58,560,000 minutes for the three months ended March 31, 2001.

COST OF SALES - Cost of sales increased by $271,982 or 13.0% from $2,089,769 in the three months ended March 31, 2001 to $2,361,751 in the three months ended March 31, 2002. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access and a 20% reduction in the Company's transportation cost in January 2002 of $169,473 for the three months ended March 31, 2002. In addition, the costs associated with its Internet services increased $102,509 for the three months ended March 31, 2002 due to the increase in internet service revenues. As a percentage of revenue, cost of sales was 53.6% and 56.4% resulting in a gross margin of 46.4% and 43.6% for the three months ended March 31, 2002 and 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses declined slightly by $32,016 or 1.4% from $2,317,356 in the three months ended March 31, 2001 to $2,285,340 in the three months ended March 31, 2002 despite the 19.0% increase in revenues for the corresponding periods. The Company's base level of infrastructure required for its customer service operations and internet support costs have stabilized, thereby allowing the Company to grow without adding significantly to its S,G&A expenses. S,G&A expenses for the three months ended March 31, 2002 were comprised primarily of $981,880 in salaries and related taxes paid to employees; billing related costs of $294,660; rent of $74,419; bad debt of $150,989 (including $100,000 for the write-off of a note receivable); depreciation and amortization expense of $83,889; amortization of previously issued options to employees valued at approximately $33,075; and $666,428 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.
S,G&A expenses for the three months ended March 31, 2001 were comprised primarily of $1,037,588 in salaries and related taxes paid to employees; billing related costs of $303,585; advertising expense of $28,963; rent of $75,275; bad debt of $90,620; sales commissions of $106,775; depreciation and amortization expense of $55,310; options valued at approximately $40,875 issued to employees of the Company; and $578,365 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

INTEREST EXPENSE - Net interest expense decreased by $13,252 from $160,105 for the three months ended March 31, 2001 to $146,853 for the three months ended March 31, 2002. The decrease was primarily due to the reduction of the interest rate on outstanding balances due to WorldCom.

LOSS ON SALE OF EQUIPMENT - Loss on sale of equipment was $8,493 and $0 for the three months ended March 31, 2002 and 2001, respectively, primarily due to the disposal of a telephone system.

As a result, net loss was $397,782, or $0.02 loss per share, and $861,594, or $0.04 loss per share, for the three months ended March 31, 2002 and 2001, respectively.

ASSETS AND LIABILITIES - Assets increased by $27,113 from $2,178,045 as of June 30, 2001 to $2,205,158 as of March 31, 2002. The increase was due primarily to net increases in cash and cash equivalents of $124,063 and various assets of $43,113, and decreases in accounts receivable of $40,063 and related party note receivable of $100,000. Liabilities increased by $1,357,330 from $7,458,312 as of June 30, 2001 to $8,815,642 as of March 31, 2002. The increase was due primarily to an increase in accounts payable and accrued expenses of $1,737,638 (net of the conversion of $4,861,604 of previously recorded accounts payable into a short-term note payable), and decreases in payroll and payroll related liabilities of $196,938, notes payable of $123,181 (net of the conversion of $4,861,604 of previously recorded accounts payable into a short-term note payable, the addition of a note payable of $70,400 and principal repayments of $193,581), obligations under capital lease of $56,202 (net of the increase in long term capital lease of $17,466) primarily due to principal repayments, and deferred income of $3,987, associated with the increase in telecommunications service costs, internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(1,330,217) from $(5,280,267) as of June 30, 2001 to $(6,610,484) as of March 31, 2002. The
increase was attributable to the net loss of $1,313,628 in the nine months ended March 31, 2002, expenses made on the Company's registration statement of $148,164, offset primarily by the amortization of compensation expense related to previously issued options to employees in the amount of $99,225, the fair market value of warrants granted under a third party agreement of $25,000, the fair market value of stock issued for services of $7,250, and the exercise of stock options by an officer of the Company of $100.

NINE  MONTHS  ENDED  MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

REVENUES - Revenues increased by $3,272,091 or 32.9% from $9,940,681 in the nine months ended March 31, 2001 to $13,212,772 in the nine months ended March 31, 2002. The increase was primarily due to the increase in telecommunications revenues of $2,852,430 and internet revenues of $419,661. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 1,786 and 25 affiliates as of March 31, 2002 and 2001, respectively. In addition, as of March 31, 2002, the Company had 136,709 long distance customers and 11,288 internet customers, with usage of long distance services of approximately 195,403,000 minutes for the nine months ended March 31, 2002 as compared with 107,054 long distance customers and 1,114 internet customers, with usage of long distance services of approximately 158,139,000 minutes for the nine months ended March 31, 2001.

COST OF SALES - Cost of sales increased by $1,617,054 or 28.2% from $5,728,324 in the nine months ended March 31, 2001 to $7,345,378 in the nine months ended March 31, 2002. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues partially offset by decreased costs associated with local access and a 20% reduction in the Company's transportation cost in January 2002 of $1,362,061 for the nine months ended March 31, 2002. In addition, the costs associated with its Internet services increased $254,993 for the nine months ended March 31, 2002 due to the increase in internet service revenues. As a percentage of revenue, cost of sales was 55.6% and 57.6% resulting in a gross margin of 44.4% and 42.4% for the nine months ended March 31, 2002 and 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - S,G&A expenses increased by $454,832 or 7.2% from $6,317,873 in the nine months ended March 31, 2001 to $6,772,705 in the nine months ended March 31, 2002. For the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, the Company began to realize increased sales from its telecommunications and internet customers, thereby resulting in increased S,G&A expenses primarily from its customer service operations and internet support costs. S,G&A expenses for the nine months ended March 31, 2002 were comprised primarily of $3,037,360 in salaries and related taxes paid to employees; billing related costs of $956,640; rent of $237,998; bad debt of $437,761 (including $100,000 for the write-off of a note receivable); depreciation and amortization expense of $227,793; amortization of previously issued options to employees valued at approximately $99,225; and $1,775,928 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the nine months ended March 31, 2001 were comprised primarily of $2,887,336 in salaries and related taxes paid to employees; a one-time settlement credit of $(357,800) from the cancellation of a consulting agreement; billing related costs of $870,024; advertising expense of $244,397; rent of $245,920; bad debt of $241,778; sales commissions of $234,213; depreciation and amortization expense of $162,916; options valued at approximately $107,025 issued to employees of the Company; warrants valued at approximately $53,834 issued to an outside consultant and in connection with notes payable; and $1,628,230 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

INTEREST EXPENSE - Net interest expense decreased by $7,638 from $384,596 for the nine months ended March 31, 2001 to $376,958 for the nine months ended March 31, 2002. The decrease was primarily due to the reduction of the interest rate on outstanding balances due to WorldCom.

LOSS ON SALE OF EQUIPMENT - Loss on sale of equipment was $14,878 and $0 for the nine months ended March 31, 2002 and 2001, respectively, primarily due to the disposal of a telephone system.

As a result, net loss was $1,313,628, or $0.06 loss per share, and $2,494,541, or $0.12 loss per share, for the nine months ended March 31, 2002 and 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had positive cash flows of $124,063 for the nine months ended March 31, 2002 resulting from $710,801 of cash provided by the Company's operating activities, offset by $160,793 of cash used in investing activities and $425,945 of cash used in financing activities. The Company's funds from operations are currently $23,000 short of meeting monthly operating obligations on an earnings before interest, taxes and depreciation and amortization ("EBITDA") basis. In the event that sales growth for the remainder of the fiscal year ending June 30, 2002 meet current expectations, the Company expects that cash flow from daily operations will be sufficient to meet daily operating costs on an EBITDA basis by the end of the Company's fiscal year ending June 30, 2002.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $710,801 for the nine months ended March 31, 2002 was primarily due to a net loss of $1,313,628, offset partially by changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,737,638, offset partially by accounts receivable and other current assets of $324,191, accrued payroll and related taxes of $196,938 and deferred income of $3,987; the fair market value of stock issued for services of $7,250; the amortization of previously issued options vesting to employees in the current period of $99,225; the fair market value of warrants granted under a third party agreement of $25,000, depreciation and amortization expense of $227,793; bad debt expense of $337,761; increase in allowance for notes receivable of $100,000; and the loss on sale of equipment of $14,878.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $160,793 for the nine months ended March 31, 2002 funded purchases of property and equipment of $167,418, offset partially by the proceeds from the sale of equipment of $6,625.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $425,945 in the nine months ended March 31, 2002 was primarily due to payment of registration statement fees of $148,164, principal repayments on notes payable of $193,581, and principal repayments under capital lease of $84,300, offset partially by the exercise of stock options by an officer of the Company of $100.

NOTE RECEIVABLE - During fiscal year 2001, the Company recorded a note receivable for $100,000 advanced to a company related to a shareholder. The Company has not received payment for the related party note receivable advance, which was due March 25, 2001. Therefore, the Company has determined that there is a significant risk that the Company's related party note receivable will not be repaid. The Company established an allowance and charged the carrying value of the note receivable to bad debt during the quarter ended March 31, 2002.

FINANCING - As previously discussed, the Company's funds from operations are currently insufficient to fund daily operations. Repayment of the Company's monthly obligations on its WorldCom Note (see below) and its past due payroll taxes (see below) are currently being met by the Company's funds from operations. However, the Company's funds from operations are currently insufficient to fund immediate repayment of its long term debts and contingent liabilities (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds, may have a material adverse effect on the Company's long term operational viability.

EQUITY FINANCING - Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. As of March 31, 2002, the Company has recorded fees incurred to date in the amount of $148,164 related to the registration statement, under additional paid-in-capital in the accompanying consolidated balance sheet.

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

CONTINGENT LIABILITIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams's inability to deliver the VoIP network as contracted and as a result of an amendment to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to accrued costs of $600,110. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of March 31, 2002.

The Company has recorded an accrual for past due payroll taxes as of March 31, 2002 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,079,000, including approximately $376,000 of penalties and interest, under accrued payroll and related taxes in the accompanying balance sheet at March 31, 2002. The Company expects this matter to be settled and the related accrual paid by December 2002.

CAPITAL  EXPENDITURES

On February 15, 2002, the Company placed a new telephone system into service at a cost of $120,686. The telephone system was financed using a cash downpayment of $23,786, a note payable of $70,400, a capital lease of $21,000 and a trade-in allowance of $5,500. The note of $70,400 commenced February 1, 2002, has monthly payments of $5,500, is payable over 14 months, and bears interest at 14.6%. The capital lease of $21,000 commenced on November 30, 2001, and has monthly payments of $744 for 36 months.

On January 23, 2002, the Company placed software used in the Company's operations into service. The software was financed with a capital lease of $7,098. The capital lease has monthly payments of $183 for 48 months.

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

EMPLOYEE  EQUITY  INCENTIVE  GRANTS

During the period ended March 31, 2002, options were issued to 7 employees per the Company's 1999 employee stock option plan to purchase an aggregate of 43,000 shares of common stock at an average exercise price of $0.28 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through October 2011.

During the period ended March 31, 2002, options were issued to 3 employees per the Company's 2001 stock incentive plan to purchase an aggregate of 17,500 shares of common stock at an average exercise price of $0.21 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through January 2012.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the period ended March 31, 2002, the Company issued options to certain board of directors, in accordance with their director compensation agreements, to purchase an aggregate of 30,000 shares of restricted common stock, at an average exercise price of $0.24 per share (each issuance priced at the estimated fair market value on the date of grant). The options vested on the date of grant and are exercisable through April 2005. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

None

(b)          Reports  on  Form  8-K

On March 4, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission detailing the change of its independent auditors Corbin & Wertz LLP to Squar, Milner, Reehl & Williamson, LLP.

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




Dated: May 7, 2002