Form 10KSB
period 2002-06-30
GTC TELECOM CORP
filed 2002-08-28
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended June 30, 2002

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

Yes  __X__     No  _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for its most recent fiscal year.     $17,761,873

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,366,560

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,606,622


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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

GTC Telecom Corp. (the "Company" or "GTC") provides various telecommunication services, including long distance telephone and calling card services, various Internet related services including Internet Service Provider access and web page hosting. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company's common stock currently trades on the NASD OTC Bulletin Board under the symbol "GTCC."

GTC currently offers a variety of services designed to meet its customers' telecommunications and Internet related needs. The Company's services consist of the following:

TELECOMMUNICATIONS  RELATED  SERVICES

GTC is licensed in every state (except Alaska) and the District of Columbia to provide long distance telecommunications services. The Company primarily services small and medium sized businesses and residential customers throughout the United States and has positioned itself to be a low-cost provider in the marketplace. By offering low rates, the Company expects to add customers at an accelerated pace. To date, the Company has operated as a switchless(1), nonfacilities-based reseller of long distance services. By committing to purchase large usage volumes from carriers such as MCI/WorldCom, Inc. pursuant to contract tariffs(2), the Company has been able to procure substantial discounts and offer low-cost, high-quality long distance services to its customers at rates below the current standard industry levels.


-------------------------------------
(1) Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.
(2) Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.

The Company provides long distance telephone service under a variety of plans. These include outbound service, inbound toll-free 800 service and dedicated private line service(3) for data. The Company does not currently provide local telephone service. The Company's long distance services are billed on a monthly basis either directly by the Company or by the Local Exchange Carrier(4) ("LEC") through the services of Billing Concepts, Inc., dba U.S. Billing ("USBI"). If these services are billed directly by the Company, the customer has a choice of paying by credit card or sending payment to the Company. If these services are billed by the LEC, the LEC is responsible for collecting the amount billed and remitting the proceeds to the Company. In addition, the Company has recently obtained licenses in the states of California, Colorado, Florida, New York, New Jersey, Pennsylvania, and Texas to operate as a Competitive Local Exchange Carrier ("CLEC"). As a result, the Company is also exploring the possibility of providing local telephone service. Whether the Company will be able to provide local telephone services is dependent on its ability to negotiate contracts with third-party providers of local telephone service on favorable terms. The Company has initiated negotiations with certain local telephone providers but has not reached any agreements. Therefore, there can be no assurances that the Company will be able to offer local telephone service.

INTERNET  RELATED  SERVICES

The Company provides a variety of Internet related services. These services, available to both consumer and business users, include prepaid calling cards through eCallingCards.com, Inc., the Company's wholly owned subsidiary at its web site located at www.ecallingcards.com; and Internet Services Provider access through dial-up(5). The Company's Internet related services are billed using the same methods as those used for billing its telecommunication services. The Company's Internet related services, with the exception of its prepaid calling cards, are provided pursuant to contracts with third-party providers, who remain competitors with the Company. By contracting with third-party providers to purchase large quantities of usage volumes, the Company is able to secure significant discounts, which then allows the Company to offer these services to its end-users at rates equal to or less than its competitors.

The Company's Internet Service Provider Access service is currently provided on a nationwide basis. Dial-up service provides unlimited Internet access and several related services using conventional modems at access speeds up to 56 kbps for a monthly fee of $9.95.

TELECOMMUNICATIONS  INDUSTRY  BACKGROUND
The $100.2 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI/WorldCom and Sprint, which together generated approximately 72.0% of the aggregate revenue of all U.S. long distance interexchange carriers in 2000. Other long distance companies, some with national capabilities, accounted for the remainder of the market.

Based on published FCC estimates(6), toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $100.2 billion in 2000. While industry revenues have grown at a compounded annual rate of 6.1% since 1984, the revenues of carriers other than AT&T, MCI/WorldCom and Sprint have grown at a compounded rate of 30.2% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI/WorldCom and Sprint has grown from 2.6% in 1984 to 28.0% in 2000. During the same period, the market share of AT&T declined from 90.1% to 40.5%.

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

-------------------------------------

(3) Private line uses circuits dedicated to a specific customer to connect that Customer's equipment to both ends of the line.
(4)  a  company  providing  local  telephone  service.
(5)  Modem  access  via  traditional  telephone  lines.
(6) As published on the FCC's Website located at www.fcc.gov/Bureaus/Common_Carrier/Reports/FCC-State_Link/SOCC/00socc.pdf.

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

The Telecommunications Act of 1996 (the "Act") was intended to introduce more competition to U.S. telecommunications markets. In addition to codifying the provisions of the Consent Decree, the Act codifies the LEC's equal access and nondiscrimination obligations with respect to the local services market by requiring LECs to permit interconnection(7) to their networks and establishing among other things, LEC obligations with respect to access, resale, number portability(8), dialing parity(9), access to rights-of-way(10), and mutual compensation. In essence, the Act codifies the LEC's duty to provide to independent service providers (such as the Company) access to the LEC's network under the same terms and restrictions which the LEC is subject to. The Act allows the Company to compete with previously established long distance and local telephone providers under the same terms and conditions as those providers are subject to.

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

The Company markets its products and services using six important, but very distinct, strategies as follows:

Independent  Affiliates

The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. GTC has already been quite successful in establishing these alliances with known companies, such as Best Buy, Inc., MasterCard International, Marvel Entertainment, and NewsMax in the telecommunication and Internet service industries.

Internet  Use

The second method of marketing the Company's products and services utilizes the Internet. The Company currently markets and distributes its telecommunications and Internet related services through the Internet utilizing its
www.gtctelecom.com  and  www.gtcinternet.com  websites.   Co-branding  is  done
through joint agreements such as Community Connect Inc.'s online community for Asian Americans, www.AsianAvenue.com.


------------------------------------------
(7) Customer equipment (i.e. customer's telephone or modem) which connects to the service provider's equipment.
(8) Number portability is the capability of individuals, businesses, and organizations to retain their existing telephone number(s) and the same quality of service when switching to a new local service provider.
(9) The duty to provide dialing parity to competing providers of telephone exchange service and telephone toll service, and the duty to permit all such providers to have nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.
(10) The duty to afford access to the poles, ducts, conduits, and rights-of-way of a LEC to competing providers of telecommunications services on same rates and terms afforded to the LEC.

Company  Sales  Force

The third method of marketing utilizes the Company's own sales force and independent sales agents. A sales force was developed that consists of properly trained professionals from within the industry who are looking for an opportunity to sell at rates that are lower than the industry standard. The Company is targeting both affiliates and affinity groups.

Advertising

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

COMPETITION
Telecommunication  Services

The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants, including AT&T Corp., MCI/WorldCom, Sprint Corporation, local exchange carriers such as Verizon and SBC Communications, and other national and regional interexchange carriers. Competition in the long distance business is based upon pricing, customer service, billing services and perceived quality. The Company competes against various national and regional long distance carriers that are composed of both facilities-based providers (those that carry long distance traffic on their own equipment) and switchless resellers (those that resale long distance carried by facilities-based providers) offering essentially the same services as the Company. Several of the Company's competitors are substantially larger and have greater financial, technical and marketing resources. The Company believes that it is able to compete with these competitors by providing high quality service at the lowest price possible.

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

Internet  Related  Services

The market for Internet-based online services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of Internet Service Providers and online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry, and the Company expects that competition will continue to intensify. Many of the Company's current and potential competitors such as Earthlink, WorldNet, AOL, Microsoft Network, and Prodigy have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than the Company.

The Company believes that its Internet Related Services are marketed at competitive rates and provide quality and services comparable to its competitors. The Company offers unlimited dial-up service for $9.95 per month.

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

DEPENDENCE  ON  KEY  CUSTOMERS
The Company is not dependent on any single customer for a significant portion of its annual sales. The Company's customer base changes on a continuous basis, as new customers are added or old customers removed.

MAJOR  SUPPLIERS
The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Under the terms of the contract first entered into with MCI/WorldCom on August 10, 1998, as subsequently amended, the Company is currently obligated to a minimum monthly commitment of $520,000 and a total purchase requirement of $18,000,000 over the term of the agreement.

Pursuant to the terms of the contract with MCI/WorldCom, the Company may terminate the agreement upon thirty (30) days written notice provided that the Company pays liquidated damages in an amount equal to the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates the contract for convenience or if MCI/WorldCom terminates the agreement due to a material breach on the part of the Company prior to the expiration date. The remaining commitment to MCI/WorldCom through August 2003 is $2,006,945 as of June 30,2002.

On July 22, 2002, MCI/WorldCom filed for Chapter 11 Bankruptcy reorganization protection. MCI/WorldCom has, however, assured the Company that it intends to continue supplying the Company during its bankruptcy reorganization with long distance services at the same level of service and under the same terms and conditions as previously existed. The termination of the Company's contract with MCI/WorldCom, the loss of telecommunications services provided by MCI/WorldCom, or a reduction in the quality of service the Company receives from MCI/WorldCom could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by MCI/WorldCom. There can be no assurance that accurate information will be provided by MCI/WorldCom on a timely basis, the failure of which would have a material adverse effect on the Company's results of operations.

To provide redundancy as well as additional capacity, on July 26, 2002, the Company entered into an agreement with an additional national facilities based provider for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer billings. Under the terms of the contract, the Company is obligated to a minimum monthly commitment of $0 for the first four (4) months of the agreement and $25,000 each month thereafter. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

In the event that the services provided by MCI/WorldCom to the Company were discontinued, the Company believes that its alternate supplier (as noted in the previous paragraph) will be able to provide it with sufficient levels of services at terms similar to those of MCI/WorldCom. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with MCI/WorldCom or the loss of telecommunications services from MCI/WorldCom would likely have a material adverse effect on the Company's results of operations and financial condition.

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $10,300 for June 2002, $23,175 for July 2002, $38,625 for August 2002 and
$51,500 each month thereafter. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated by either party given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $857,475 as of June 30, 2002. The other agreements have no monthly minimum commitments. Although the Company believes that its relationship with these companies is strong and should remain so with continued contract compliance, the termination of the Company's contracts with these companies, the loss of Internet services provided by these companies, or a reduction in the quality of service the Company receives from these companies could have a material adverse effect on the Company's results of operations. In the event that these companies were to discontinue their service to the Company, the Company believes, based upon discussions that the Company has had with other Internet service providers, that it could negotiate and obtain contracts with Internet service providers at comparable rates.

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

Federal

The Company is classified by the FCC as a nondominant carrier. After the recent reclassification of AT&T as nondominant, only the LECs are classified as dominant carriers among domestic carriers. Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which could make it easier for AT&T to compete with the Company for low volume long distance subscribers. The FCC generally does not exercise direct oversight over charges for service of nondominant carriers, although it has the statutory power to do so. Nondominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including nondominant carriers, for failure to comply with its statutory obligations. Nondominant carriers are required to publish and make available service agreements listing their rates, terms and conditions of service. The FCC also has the authority to impose more stringent regulatory requirements on the Company and change its regulatory classification from nondominant to dominant. In the current regulatory atmosphere, the Company believes, however, that the FCC is unlikely to do so.

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

NUMBER  OF  EMPLOYEES

As of July 31, 2002, the Company employed approximately 79 people on a full time basis.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company leases a total of 10,624 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $22,205.

The lease expires on July 31, 2004, unless previously terminated by the Company or by the lessor given seventy-five (75) days written notice.

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

Online Choice.com, Inc., v. GTC Telecom Corp. On November 30, 2001, Online Choice.com, Inc. filed a claim against the Company for breach of contract and declaratory relief in the United States District Court, Central District of
California. Plaintiffs alleged they purchased substantially all of the assets out of the bankruptcy estate of a company that was an independent sales affiliate of GTC. Plaintiffs further alleged that GTC's independent sales affiliate agreement with that previous affiliate was among those assets, and that GTC has breached the agreement by failing to continue to pay commissions. On August 22, 2002, the Company and Online Choice.com, Inc., reached a settlement in which the action and all related cross-actions were dismissed. No money changed hands as a result of the settlement.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 13, 2001, the Company held its annual shareholder's meeting for the fiscal year ended June 30, 2001. The results of that meeting were previously disclosed on the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 12, 2002. No other matters were submitted to a vote of security holders during the fiscal year ended June 30, 2002.

                                     PART II

ITEM  5.       MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company's common stock currently trades on the NASD OTC Bulletin Board under the symbol "GTCC."

CALENDAR                                BID  PRICES
YEAR          PERIOD                  HIGH         LOW
----          ---------------         ----         ----
1999          First  Quarter          11.125       3.25
              Second  Quarter          8.625       3.56
              Third  Quarter           4.9375      2.00
              Fourth  Quarter          3.8125      1.75

2000          First  Quarter           3.75        1.71875
              Second  Quarter          2.09375     0.7188
              Third  Quarter           0.8438      0.50
              Fourth  Quarter          0.9062      0.2188

2001          First  Quarter           0.4844      0.25
              Second  Quarter          0.44        0.22
              Third  Quarter           0.31        0.18
              Fourth  Quarter          0.34        0.17

2002          First  Quarter           0.27        0.17
              Second  Quarter          0.30        0.15

On July 31, 2002, the last sales price per share of the Company's common stock, as reported by the NASDAQ Bulletin Board, was $0.15.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of the close of business on July 31, 2002 was approximately 389. Many of the shares of the Company's common stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the fourth quarter of the fiscal year ended June 30, 2002, the Company issued the following unregistered securities:

In April 2002, the Company entered into a twelve (12) month agreement with a third party for investment banking services. Pursuant to the agreement, the Company, in addition to monthly cash payments of $5,000 and a one-time fee of $25,000, agreed to issue to the investment banking company, 100,000 shares of the Company's restricted common stock, valued at approximately $16,000 (based on the market price on the date of execution of the agreement), warrants to purchase 100,000 shares of the Company's restricted common stock with a term of three (3) years at an exercise price of $0.50 per share, valued at approximately $14,000 (based on the Black-Scholes option pricing model), and 25,000 shares of the Company's restricted common stock for each month of the agreement for a total of 50,000 additional shares of common stock pursuant to the agreement valued at $9,750 (based on the closing market price). Each issuance is based on the market price on the date earned. The issuance was an isolated transaction not involving a public offering pursuant to section (4) 2 of the Securities Act of 1933.

On April 1, 2002, the Company issued options to purchase an aggregate of 10,000 shares of the Company's common stock, at an exercise price of $0.22 per share (fair market value of the Company's common stock on the date of grant), to members of the Board pursuant to their agreement of director compensation. The options vested on the date of grant and are exercisable through April 2005.

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

The Company's services are marketed nationwide through sales affiliates, affinity groups, independent sales agents and its own sales force.

The Company's revenues consist of revenues from telecommunications and Internet related services. These revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY
FISCAL  YEAR  ENDED  JUNE  30,  2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

REVENUES - Revenues increased by $3,797,329 or 27.2% from $13,964,544 for the year ended June 30, 2001 to $17,761,873 for the year ended June 30, 2002. The increase was due primarily to the increase in telecommunications revenues of $3,169,942 and in Internet revenues of $627,387. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 2,719 and 86 affiliates as of June 30, 2002 and 2001, respectively. In addition, as of June 30, 2002, the Company had approximately 155,848 long distance customers and 8,623 internet customers, with usage of long distance services of approximately 255,702,000 minutes for the year ended June 30, 2002 as compared with approximately 116,824 long distance customers and 1,450 internet customers, with usage of long distance services of approximately 218,540,000 minutes for the year ended June 30, 2001.

COST OF SALES - Cost of sales increased by $1,718,501 or 21.6% from $7,965,782 for the year ended June 30, 2001 to $9,684,283 for the year ended June 30, 2002. The increase was primarily due to the increase in carrier costs associated with increased telecommunications service revenues, partially offset by decreased costs associated with the local access and a 20% reduction in the Company's transportation cost in January 2002 of $1,390,479 for the year ended June 30, 2002. In addition, the costs associated with its Internet services increased $328,022 for the year ended June 30, 2002 due primarily to the increase in Internet service revenues. As a percentage of revenue, cost of sales was 54.5% and 57.0% resulting in a gross margin of 45.5% and 43.0% for the years ended June 30, 2002 and 2001, respectively

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses increased by $527,887 or 6.3% from $8,317,686 for the year ended June 30, 2001 to $8,845,573 for the year ended June 30, 2002. For the year ended June 30, 2002 compared to the year ended June 30, 2001, the Company began to realize increased sales from its telecommunications and Internet customers, thereby resulting in increased S,G&A expenses primarily from its customer service operations and Internet support costs. S,G&A expenses for the year ended June 30, 2002 were comprised primarily of $3,975,505 in salaries and related taxes paid to employees; billing related costs of $1,263,020; rent of $315,135; bad debt of $464,225 (including $100,000 for the write-off of a note receivable); sales commissions of $213,280; depreciation and amortization expense of $237,035; amortization of previously issued options to employees valued at $132,300; warrants valued at $39,000 issued to outside consultants; common stock valued at $33,000 issued for services rendered; and $2,173,073 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. S,G&A expenses for the year ended June 30, 2001 were comprised primarily of $3,704,792 in salaries and related taxes paid to employees; a one-time settlement credit of $357,800 from the cancellation of a consulting agreement; billing related costs of $1,237,465; advertising expense of $171,108; rent of $314,172; bad debt of $312,201; sales commissions of $350,364; depreciation and amortization expense of $220,390; options valued at approximately $140,100 issued to employees of the Company; warrants valued at approximately $40,333 issued to an outside consultant; and $2,184,561 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

INTEREST EXPENSE - Net interest expense increased by $7,638 from $504,901 for the year ended June 30, 2001 to $512,539 for the year ended June 30, 2002. The increase was primarily due to interest owed on outstanding balances due to WorldCom.

LOSS ON SALE OF EQUIPMENT - Loss on sale of equipment was $14,878 and $0 for the year ended June 30, 2002 and 2001, respectively, primarily due to the disposal of a telephone system.

As a result, net loss was $1,311,667, or $0.06 loss per share, and a net loss of $2,832,258, or $0.14 loss per share, for the years ended June 30, 2002 and 2001, respectively.

ASSETS AND LIABILITIES - Assets decreased by $219,449 from $2,178,045 at June 30, 2001 to $1,958,596 at June 30, 2002. The decrease was due to net decreases in accounts receivables of $190,317, decreases in related party note receivable of $100,000 and other assets of $19,736; net of increases in cash and cash equivalents of $6,188, deposits of $43,400, prepaid expenses of $9,549, and property and equipment of $31,467. Liabilities increased by $1,035,982 from $7,458,312 at June 30, 2001 to $8,494,294 at June 30, 2002. The increase was due to increases in accounts payable and accrued expenses of $1,864,951 (net of the conversion of $4,861,604 of previously recorded accounts payable into a short-term note payable), primarily for amounts owed to WorldCom (associated with the increase in customer usage), and decreases in accrued payroll and payroll related liabilities of $382,533 (primarily for amounts associated with past due payroll taxes), notes payable of $378,230 (including the conversion of $4,861,604 of previously recorded accounts payable into a short-term note payable, the addition of a note payable of $70,400 and principal repayments of $448,630), obligations under capital lease of $64,733 (net of the increase in long term capital lease of $15,303) primarily due to principal repayments, and deferred income of $3,473, associated with the increase in telecommunications service costs, Internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(1,255,431) from $(5,280,267) at June 30, 2001 to $(6,535,698) at June 30, 2002. The increase was attributable to the current year net loss of $1,311,667, expenses made on the Company's registration statement of $148,164, offset primarily by the amortization of compensation expense related to previously issued options to employees in the amount of $132,300, the fair market value of warrants granted under a third party agreements of $39,000, the fair market value of stock issued for services of $33,000, and the exercise of stock options by an officer of the Company of $100.

LIQUIDITY  AND  CAPITAL  RESOURCES
GENERAL - Overall, the Company had an increase in cash flows of $6,188 in fiscal year 2002 resulting from $860,859 of cash provided by the Company's operating activities, offset partially by cash used in investing activities of $165,146 and cash used in financing activities of $689,525.

CASH FLOWS FROM OPERATIONS ACTIVITIES - Net cash provided by operating activities of $860,859 in fiscal year 2002 was primarily due to the changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,864,951, offset partially by accrued payroll and related taxes of $382,533; accounts receivable and other current assets of $226,857 and deferred income of $3,473; a net loss of $1,311,667; the loss on the disposal of assets of $14,878; the fair market value of options vesting to employees of $132,300; the fair market value of warrants granted to consultants for services rendered of $39,000; depreciation and amortization expense of $237,035; the fair market value of stock issued for services of $33,000; and the increase in bad debt expense related to accounts receivable of $464,225 (including $100,000 for the write-off of a note receivable).

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $165,146 in fiscal year 2002 funded purchases of property and equipment of $171,771; offset partially by the proceeds from the sale of equipment of $6,625.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $689,525 in fiscal year 2002 was primarily due to principal repayments on notes payable of $448,630; principal repayments under capital lease obligations of $92,831; and payments of registration statement fees of $148,164 offset partially by the exercise of stock options by an officer of the Company of $100.

NOTE RECEIVABLE - During fiscal year 2001, the Company recorded a note receivable for $100,000 advanced to a company related to a shareholder. The Company has not received payment for the related party note receivable advance, which was due March 25, 2001. Therefore, the Company has determined that there is a significant risk that the Company's related party note receivable will not be repaid. The Company established an allowance and charged the carrying value of the note receivable to bad debt during the year ended June 30, 2002.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. In addition, repayment of the Company's monthly obligations on its WorldCom Note (see below) and its past due payroll taxes (see below) are currently being met by the Company's funds from operations. However, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts and contingent liabilities (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds, may have a material adverse effect on the Company's long-term operational viability.

EQUITY FINANCING - Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. As of June 30, 2002, the Company has recorded fees incurred to date in the amount of $148,164 related to the registration statement, under additional paid-in-capital in the accompanying consolidated balance sheet.

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

SHORT-TERM DEBT - On February 15, 2002, the Company placed a new telephone system into service at a cost of $120,686. The telephone system was purchased using a cash downpayment of $23,786, and entering into a note payable of $70,400, and a capital lease of $21,000 less a trade-in allowance of $5,500. The note of $70,400 commenced February 1, 2002, has monthly payments of $5,500, is payable over 14 months, and bears interest at 14.6%. As of the date of this report, the Company has made all payments as required in the Note. The capital lease of $21,000 commenced on November 30, 2001, and has monthly payments of $744 for 36 months. As of the date of this report, the Company has made all payments as required in the capital lease.

On October 19, 2001, the Company converted $4,861,604 of a total payable balance of $6,173,612 to a third party into a short-term note payable ("Note"). The Note bears interest at 12%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18%. The Note originally provided for interest only payments of approximately $48,000 for the first three months, commencing October 15, 2001, with monthly principal and interest payments of $100,000 commencing January 15, 2002, with a balloon payment of $4,480,475 due on September 15, 2002. On January 9, 2002, the Company renegotiated the monthly payments due in the Note in exchange for a 20% reduction in the Company's transportation cost due to MCI/WorldCom. The revised Note provided for monthly principal and interest payments of $100,000 due January 15, 2002 and February 15, 2002, with monthly principal and interest payments of $125,000 commencing March 15, 2002, with a balloon payment of $4,027,646 due on December 15, 2002. The Note is secured by substantially all of the assets of the Company (as defined in the agreement). The Note also provides that if the Company makes all scheduled payments pursuant to the Note, the noteholder will renegotiate the Note in good faith with the then outstanding balance being due under a promissory note with terms similar to the Note. There can be no assurances that the Company will be able to repay the Note. As of the date of this report, the Company has made all payments as required in the Note and the balance is $4,441,691 as of June 30, 2002.

CONTINGENT LIABILITIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams's inability to deliver the VoIP network as contracted and as a result of an amendment to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to accrued costs of $600,110. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract through June 30, 2002.

The Company has recorded an accrual for past due payroll taxes as of June 30, 2002 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,011,000, including approximately $422,000 of penalties and interest, under accrued payroll and related taxes and accounts payable and accrued expenses in the accompanying consolidated balance sheet at June 30, 2002. The Company anticipates having this matter settled by December 31, 2002.

CAPITAL  EXPENDITURES

On February 15, 2002, the Company placed a new telephone system into service at a cost of $120,686. The telephone system was purchased using a cash downpayment of $23,786, and entering into a note payable of $70,400, and a capital lease of $21,000 less a trade-in allowance of $5,500.

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

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., U.S. Main Corporation, and GTC Wireless, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet, U.S. Main Corporation offers private label telecommunications and Internet related needs and GTC Wireless, Inc. plans to offer wireless telecommunication services.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 1, 2002, the Board of Directors of the Company dismissed Corbin & Wertz ("Corbin & Wertz") as its independent auditors and approved the engagement of Squar, Milner, Reehl & Williamson, LLP Public Accountants ("Squar Milner") as its independent auditors for the fiscal year ended June 30, 2002 to replace Corbin & Wertz. The decision to change auditors was approved by the Company's audit committee as well as the full Board of Directors. The Company did not consult with Squar Milner on any matters prior to their retention.

The reports of Corbin & Wertz on the Company's financial statements for the fiscal years ended June 30, 2001 and 2000, and the related statements of operations, stockholder's equity and cash flows for the two years then ended did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except as relating to the Registrant's ability to continue as a going concern.

Since the date of Corbin & Wertz's engagement and during the two most recent fiscal years and any subsequent interim period, there were no disagreements with Corbin & Wertz on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Corbin & Wertz would have caused Corbin & Wertz to make reference to the matter in their report.

There have been no disagreements between either Corbin & Wertz or Squar Milner and Management of the type required to be reported under this Item 8 since the date of their engagement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                Age   Position(s)
----                ---   -----------
Paul  Sandhu        41    Chief  Executive  Officer and Chairman of the Board

Eric  Clemons       31    Director,  President, Secretary and Treasurer

Gerald  DeCiccio    44    Director  and  Chief  Financial  Officer

Mark  Fleming       44    Chief  Operating  Officer

John  M.  Eger      62    Director

Clay  T.  Whitehead 63    Director

PAUL SANDHU is currently the Company's Chief Executive Officer. Mr. Sandhu has been with the Company since its inception. Mr. Sandhu has over twelve (12) years experience with start-up and emerging growth companies. Mr. Sandhu was Co-Founder, President and Co-Owner of Maximum Security ("Maximum"), a Security and surveillance company he started in 1992. While at Maximum, Mr. Sandhu actively managed a staff of over 200 employees. In 1997 Mr. Sandhu sold the business to his partner. Mr. Sandhu graduated from the University of Punjab in India with a degree in Engineering.

ERIC CLEMONS is currently the Company's President. Mr. Clemons has been with GTC since its inception. Mr. Clemons has over ten (10) years experience with sales and marketing organizations. Mr. Clemons most recently was Vice President of Marketing for Intelligent Electronic Communications managing a staff of 50 employees. Mr. Clemons has attended The Wharton School of Business executive management programs.

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

MARK FLEMING joined the Company in October 1998 and is currently the Company's Chief Operating Officer. Mr. Fleming has twenty (20) years of business strategy, planning, and analysis experience within the competitive consumer products / services industries. For seven years, prior to joining GTC, Mr. Fleming worked in the telecommunications industry, holding several finance and marketing management positions at MCI. Some of the key business / operational issues that Mr. Fleming managed while at MCI included pricing strategy, market positioning, new product development, sales channel and customer service performance reviews, capital investment decisions and overall business planning / analysis for Residential Markets and Local Services divisions. Mr. Fleming received his Bachelor of Arts degree in Business Administration from Principia College in 1980, and attained his Masters in Business Administration, with honors from the University of Southern California in 1986.

JOHN M. EGER is a telecommunications lawyer and former counsel to the international law firm Morrison and Forester and is currently the holder of the prestigious Lionel Van Deerlin Endowed Chair of Communications and Public Policy at San Diego State University. He is also the President and CEO of the World Foundation for Smart Communities, a non-profit, non-governmental educational program dedicated to helping communities understand the importance of information technology as a catalyst for transforming life and work in the 21st Century. Mr. Eger formerly headed CBS Broadcast International, which he established, and was Senior Vice President of the CBS Broadcast Group. From 1971 through 1973, Mr. Eger was legal assistant to the chairman of the Federal Communications Commission, and from 1974 through 1976 served as Telecommunications Advisor to Presidents Nixon and Ford and was also the Head of the White House Office of Telecommunications Policy (OTP). Earlier in his career, Mr. Eger served as a data communications specialist and design director of information systems for the Bell System. From 1976 through 1981, he was a Washington, DC based telecommunications attorney. Other positions Mr. Eger has held include serving as Chairman of the Board of the San Diego Processing
Corporation, Chairman of San Diego Mayor Susan Golding's City of the Future Advisory Committee and Chairman of Governor Pete Wilson's California Commission on Information Technology.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended June 30, 2002, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

On December 1, 1998, the Company entered into an Employment Agreement with Paul Sandhu, the Company's Chief Executive Officer, whereby the Company agreed to pay Mr. Sandhu an annual salary of $84,000. On January 15, 1999 the Company voluntarily agreed to increase his salary to $168,000. On September 6, 2001, the Compensation Committee of the Board agreed to increase his salary to $184,
800. The Agreement may be canceled at any time by either the Company or Mr. Sandhu. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Sandhu 25% of his annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Eric Clemons, the Company's President, whereby the Company agreed to pay Mr. Clemons an annual salary of $76,000. On January 15, 1999 the Company voluntarily increased his salary to $152,000. On September 6, 2001, the Compensation Committee of the Board agreed to increase his salary to $167,200. The Agreement may be canceled at any time by either the Company or Mr. Clemons. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Clemons 25% of his annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Gerald DeCiccio, the Company's Chief Financial Officer, whereby the Company agreed to pay Mr. DeCiccio an annual salary of $105,000. On December 23, 1999 the Company voluntarily increased his salary to $144,000. On September 6, 2001, the Compensation Committee of the Board agreed to increase his salary to $158,400. In addition to his annual salary, the Agreement grants Mr. DeCiccio options to purchase 150,000 shares of the Company's common stock. Twenty-five thousand (25,000) of the options vested six (6) months from the execution of the Agreement at an exercise price of $.01, expiring three years from the date of vesting if not exercised. The remaining 125,000 options are scheduled to vest in 1/3 increments each following year provided that Mr. DeCiccio is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. DeCiccio. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. DeCiccio 25% of his annual salary as severance.

On October 14, 1998, the Company entered into an Employment Agreement with Mark Fleming, the Company's Chief Operating Officer, whereby the Company agreed to pay Mr. Fleming an annual salary of $70,000. On January 23, 2000 the Company voluntarily increased his salary to $130,000. On September 6, 2001, the Compensation Committee of the Board agreed to increase his salary to $143,000. In addition to his annual salary, the Agreement grants Mr. Fleming options to purchase 100,000 shares of the Company's common stock. Ten thousand (10,000) of the options vested six (6) months from the execution of the Agreement at an exercise price of $.01, expiring three years from the date of vesting if not exercised. The remaining 90,000 options are scheduled to vest in 1/3 increments each following year provided that Mr. Fleming is employed with the Company. The Agreement may be canceled at any time by either the Company or Mr. Fleming. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Fleming 25% of his annual salary as severance.

SUMMARY  COMPENSATION  TABLE
The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2002, 2001, and 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Paul Sandhu           2002
(CEO)                (6/30)     $  186,450        -0-           12,000(1)       -0-        280,000      -0-       27,139(4)

                      2001
                     (6/30)        105,000        -0-           10,000(1)       -0-        132,500      -0-       13,000(2)

                      2000
                     (6/30)        126,000        -0-             -0-           -0-        217,500      -0-         -0-

---------------------------------------------------------------------------------------------------------------------------
Eric Clemons          2002
(President)          (6/30)        198,550(5)     1,520         12,000(1)       -0-        270,000      -0-       24,554(4)

                      2001
                     (6/30)        145,667       13,680         10,000(1)       -0-        132,500      -0-      100,000(2)

                      2000
                     (6/30)        133,000        -0-             -0-           -0-        167,500      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------

Gerald DeCiccio       2002
(CFO)                (6/30)        155,100       14,400          12,000(1)      -0-        260,000      -0-       17,169(4)

                      2001
                     (6/30)        138,000        -0-              -0-          -0-        177,500      -0-         -0-

                      2000
                     (6/30)        139,708        -0-              -0-          -0-         75,000      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------

Mark Fleming          2002
(COO)                (6/30)        141,483       13,000            -0-          -0-        240,000      -0-       15,500(4)

                      2001
                     (6/30)        124,583        -0-              -0-          -0-         50,000      -0-         -0-

                      2000
                     (6/30)        121,042        -0-              -0-          -0-         75,000      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------

Frank Naccarelli(3)   2002
(COO)                (6/30)        147,500        -0-              -0-          -0-           -0-       -0-         -0-

                      2001
                     (6/30)        111,686        -0-              -0-          -0-         35,000      -0-         -0-

                      2000
                     (6/30)         90,208        -0-              -0-          -0-         35,000      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------


(1) Amounts paid for director's fees earned in fiscal year 2001 and paid in fiscal year 2002
(2)     Non-business  expenses  paid  on  behalf  of  the  officers
(3)     Mr.  Naccarelli's  employment  was  terminated  on  May  10,  2002
(4)     Amounts paid for vacation
(5)     Includes  $24,383  of  salary  advances



                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Paul Sandhu                  180,000(1)                     9.9%  $                   0.19          4/23/12
                             100,000(1)                     5.5%  $                   0.19          4/23/07
                 ----------------------  -----------------------  ------------------------  ---------------
Eric Clemons                 170,000(1)                     9.4%  $                   0.19          4/23/12
                             100,000(1)                     5.5%  $                   0.19          4/23/07
                 ----------------------  -----------------------  ------------------------  ---------------
Gerald DeCiccio              160,000(1)                     8.8%  $                   0.19          4/23/12
                             100,000(1)                     5.5%  $                   0.19          4/23/07
                 ----------------------  -----------------------  ------------------------  ---------------
Mark Fleming                 140,000(1)                     7.7%  $                   0.19          4/23/12
                             100,000(1)                     5.5%  $                   0.19          4/23/07
                 ----------------------  -----------------------  ------------------------  ---------------

(1) Represents options issued on 4/23/02 in accordance with the 2001 Stock Incentive Plan.




                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Paul Sandhu                           0                       n/a           230,000 / 400,000                   4,500 / 0
Eric Clemons                          0                       n/a           210,000 / 360,000                   4,550 / 0
Gerald DeCiccio                       0                       n/a           392,500 / 245,000                     450 / 0
Mark Fleming                     10,000                     1,463           230,000 / 225,000                       0 / 0

COMPENSATION  OF  DIRECTORS

For the fiscal years ended 1996, 1997 and 1998, and the six months ended December 31, 1998, Directors of the Company received no compensation. Beginning with the third quarter of fiscal year 1999 through December 31, 2000, Directors received $1,500 and 2,500 options to purchase the Company's common stock per quarter. Beginning January 1, 2001, the outside directors each receive $4,000 per quarter, $1,000 per major committee meeting as contemplated in the respective committee charter, $1,000 each for the Chairman of the Audit and Compensation committees per year of service, 2,500 options per quarter priced at fair market value on the date of grant, and 2,500 options each per quarter priced at fair market value on the date of grant for the Chairman of the Audit and Compensation committees. Beginning January 1, 2001, the inside directors no longer receive compensation related to their duties as directors.

1999  STOCK  OPTION  PLAN

On September 20, 1999, the Company's Board of Directors ("Board") approved the GTC Telecom Corp. Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. The Option Plan was approved and ratified by the shareholders on December 13, 1999 at the Company's 1999 annual shareholder's meeting. Under the terms of the Option Plan, the Board has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the Plan to the extent they don't conflict with the terms of the Plan. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year or 2,037,162 shares for the year beginning October 1, 2001. The exercise price for all statutory options granted under the Plan shall be 100% of the fair market value of the Company's common stock on the date of grant, unless the recipient is the holder of more than 10% of the already outstanding securities of the Company, in which case the exercise price shall be 110% of the fair market value of the Company's common stock on the date of grant. The exercise price for all non-statutory options granted under the Plan shall be between 25% to 100% of the fair market value on the date of grant. All options shall vest equally over a period of five years from the date of issuance. The shares underlying the options issued pursuant to the plan have been registered with the Securities and Exchange Commission. Upon the approval and ratification of the Company's 2001 Stock Incentive Plan (see below), the Company elected to terminate the 1999 Stock Option Plan.

On October 5, 2000, the Company's Board granted, pursuant to the Option Plan, Incentive Stock Options (as defined by the Option Plan), to purchase 203,650 shares of the Company's common stock at an exercise price of $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to certain employees of the Company and Non-statutory Stock Options (as defined by the Option Plan), to purchase 300,000 shares of the Company's common stock at an exercise price of $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to the directors of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through October 2010. During fiscal year 2001, additional Incentive Stock Options (as defined by the Option Plan) were granted, to purchase 109,900 shares of the Company's common stock at an exercise price of $0.3937 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through April 2011.

During fiscal year 2002, additional Incentive Stock Options (as defined by the Option Plan) were granted, to purchase 43,000 shares of the Company's common stock at an average exercise price of $0.2814 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through October 2011.

2001  STOCK  INCENTIVE  PLAN

On October 17, 2001, the Company's Board approved the GTC Telecom Corp. 2001 Stock Incentive Plan (the "SIP Plan"), effective January 1, 2002. The SIP Plan was approved and ratified by the shareholders on December 13, 2001 at the Company's 2001 annual shareholder's meeting. The SIP Plan provides for the grant of various types of equity-based incentives. The following description of the primary features of the SIP Plan is qualified in all respects by reference to the full text of the SIP Plan.

Types of Incentives. The SIP Plan provides for the grant of stock options, stock appreciation rights ("SARs"), restricted stock, and cash and stock bonuses, on a current or deferred basis, collectively "Awards." The Company may settle Awards in cash or shares of the Company's Common Stock ("Shares").

-  Options

Description. Options represent rights to purchase shares at a specified price (the exercise price) during a specified term not to exceed 10 years. Both nonqualified stock options ("NQSOs") and incentive stock options (those intended to be qualified under Section 422 of the Code) ("ISOs") may be granted under the SIP Plan. NQSOs and ISOs trigger different tax consequences.

Exercise Price. Options typically are issued without consideration other than for services rendered or (by virtue of the vesting schedule) services to be rendered. The exercise price of options will be determined by the administrator, but in the case of ISOs may not be less than 100% of the grant date fair market value ("FMV") of the Common Stock.

Vesting and Exercise. The administrator determines the vesting schedule and exercise provisions applicable to each Award.

Effect of Termination of Employment. Unless the administrator otherwise provides, options terminate when a participant terminates employment with the Company, except for options which are then vested and exercisable. Vested options typically continue to be exercisable for limited periods following the date of termination (except if the employee is terminated "for cause," in which case even the vested options will immediately terminate). The following post-service exercise periods are included:

     -12 months if termination results from death, disability or retirement (3 months in the case of retirement and an incentive stock option); or

     -3 months if termination occurs for any reason other than death, disability, retirement, or "for cause."

Change in Control. A Change in Control Event generally would trigger immediate acceleration of vesting of all options, unless the Board otherwise provides prior to the Change in Control Event. Awards which are fully accelerated and which are not exercised or settled at or prior to a Change in Control Event which the Company does not survive generally would or could be terminated. A Change in Control Event is generally defined to include (i) an acquisition by any person (other than an Excluded Person) of more than [50%] of the voting securities of the Company, (ii) certain mergers, dispositions, or consolidations of the Company, or certain sales of substantially all of the Company's assets, and (iii) a dissolution or liquidation of the Company. The term "Excluded Person" means the Company, certain entities related to the Company, and any Company employee benefit SIP Plan (or their related successors).

-Stock  Appreciation  Rights.

Description. SARs constitute rights to receive payment equal to the appreciation in the price of the Common Stock between the date of grant and the date of exercise. SARs are usually granted in conjunction with an equal number of options and would vest and become exercisable on the same schedule, although stand-alone SARs may be issued under the SIP Plan. If the SAR is issued in conjunction with an option, exercise of the SAR generally cancels an equal number of Shares subject to the option. Exercise of an SAR triggers a payment obligation to the holder. The Company has the discretion to make such payment in either cash or Shares.

Other Provisions. The general terms of Awards summarized under "Options" above also apply to SARs.

-Restricted  Stock

Description. A restricted stock Award is an award of a fixed number of Shares subject to vesting requirements and other restrictions. The administrator specifies the price, if any, the Participant must pay for the Shares and the restrictions imposed on the Shares. Generally, if a recipient of a restricted stock Award terminates employment prior to the time that any applicable restrictions have lapsed, or if a restricted stock Award otherwise expires prior to the lapse of any applicable restrictions, the recipient is required to return the unvested restricted Shares to the Company.

-Bonuses  and  Other  Awards

Description. The SIP Plan leaves considerable discretion to the administrator to grant bonuses in the form of Common Stock and to structure the terms and conditions of performance-based awards.

A performance-based award is generally an award that becomes payable upon the attainment of one or more performance criteria established at the time of grant and set forth in the related Award Agreement. The amount of cash or shares or other property that may be deliverable pursuant to such an Award is based upon the degree of attainment over a specified period of such measure(s) of performance of the Company (or any part thereof) or the Participant as may be established by the administrator.

Number of Shares Available. The maximum number of Shares that may be issued under the SIP Plan is 5,000,000 shares of the Company's Common Stock. The Internal Revenue Code requires a fixed limit on the number of Shares that may be covered by options and SARs granted to any one individual in any one calendar year and a fixed limit on the number of Shares that may be covered by all Awards granted to any one individual in any one calendar year. These limits are each 1,000,000 shares.

Plan Administration. The SIP Plan may be administered by the Board or by a committee appointed by the Board (the "Committee"). Currently, the Board has appointed the Compensation Committee of the Board as the "Committee" or administrator under the SIP Plan. Subject to the express terms of the SIP Plan, the SIP Plan administrator will have broad power to administer, construe, and interpret the SIP Plan, including the power to:

-     determine  who  receives  Awards and the type of Awards they will receive,

- grant Awards, price them and determine the size and other terms of the grants, and determine appropriate adjustments in connection with a reorganization, change in control, or certain other events, and

- accelerate the exercisability or vesting of Awards or make other changes in Awards.

Consideration for Awards and Shares. Awards may be issued for services rendered or to be rendered. Shares also may be issued for any lawful consideration, including cash, other securities or rights. The administrator may authorize loans from the Company to participants in the amount necessary for participants to pay the withholding taxes due in connection with the exercise or vesting of Awards.

Eligibility. All directors, officers, consultants, and employees of the Company and its subsidiaries are eligible for Award grants. Only persons actually selected by the administrator will be granted Awards.

Restrictions on Transfer. Awards are generally nontransferable (except on death), subject to exceptions for donative purposes on a case-by-case basis to a limited number of related persons (e.g., spouse or children), in furtherance of tax and estate SIP Planning objectives.

Term. No Awards may be granted under the SIP Plan more than 10 years after it is adopted by the Board. The Board, in its discretion, may terminate the SIP Plan earlier. Outstanding Awards generally will be unaffected by the SIP Plan's termination.

SIP Plan Amendment & Approval. The Board may amend or terminate the SIP Plan at any time. SIP Plan amendments need not be subject to stockholder approval unless required by law. Materially adverse changes to an Award generally (but not always) require the holder's consent. The Committee may terminate outstanding Awards in certain extraordinary corporate circumstances, but would generally be required to provide for an alternative settlement of at least the vested portions of the Awards. It is important to note that if an Award is amended after the date it is granted (to change the vesting schedule, to change the termination of employment provisions, to reprice the option or otherwise), the amendment may have adverse accounting consequences.

On April 23, 2002, the Company's Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,330,000 shares of the Company's common stock at an exercise price of $0.19 per share (the fair market value of the Company's common stock on the day of grant), vesting equally over a period of five years from the date of issuance to certain employees of the Company and Non-qualified Stock Options (as defined by the SIP Plan), to purchase an aggregate of 600,000 shares of the Company's common stock at an exercise price of $0.19 per share (the fair market value of the Company's common stock on the day of grant), and vest immediately to the officers and directors of the Company. During fiscal year 2002, Incentive Stock Options (as defined by the SIP Plan) were granted, to purchase an aggregate of 28,000 shares of the Company's common stock (net of 13,000 granted and then cancelled) at an average exercise price of $0.21 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through June 2012.

NON-PLAN  ISSUANCES

During fiscal year 2002, the Company issued options to purchase an aggregate of 40,000 shares of the Company's common stock, at exercise prices between $0.20 and $0.30, valued at $9,400 to the members of the Board pursuant to their agreement of director compensation. The options vested on the date of grant and are exercisable through April 2005.

During fiscal year 2001, the Company issued options to purchase an aggregate of 52,500 shares of the Company's common stock, at exercise prices between $0.01 and $0.2969, valued at $7,800 to the members of the Board pursuant to their agreement of director compensation. The options vested on the date of grant and are exercisable through April 2004.

On November 3, 2000, the Company granted options to purchase 125,000 shares of restricted common stock, at an exercise price of $0.50 per share, to a director of the Company (the fair market value of the Company's common stock on the date of grant). The options vested on the date of grant and are exercisable through November 2003.



                                               EQUITY COMPENSATION PLANS

                                        (A)                       (B)                             (C)
-----------------------------------------------------------------------------------------------------------------------
                               NUMBER OF SECURITIES
                               NUMBER OF SECURITIES         WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR FUTURE
                            TO BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       ISSUANCE UNDER EQUITY COMPENSATION
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES REFLECTED
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS                IN COLUMN (A))
PLAN CATEGORY                           (#)                       ($)                             (#)
-----------------------------------------------------------------------------------------------------------------------

Equity Aompensation
plans approved by security
holders                                       3,028,200  $                 0.46                               3,042,000
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                       2,054,400  $                 1.10                                       0
-----------------------------------------------------------------------------------------------------------------------
Total                                         5,082,600  $                 0.72                               3,042,000

(1) does not include any ungranted options under the 1999 Omnibus Stock Option Plan as this plan was terminated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of August 15, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                            COMMON STOCK  PERCENT OF
TITLE OF CLASS         NAME AND ADDRESS OF BENEFICIAL OWNER  OUTSTANDING  OUTSTANDING
----------------------- -----------------------------        ----------   ------------
                        Paul Sandhu(1)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                4,162,215      20.20%
----------------------- -----------------------------        ----------   ------------

                        Eric Clemons(2)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  665,522       3.23%
----------------------- -----------------------------        ----------   ------------
                        Mark Fleming(3)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  260,000       1.26%
----------------------- -----------------------------        ----------   ------------
                        Gerald A. DeCiccio(4)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  432,500       2.10%
----------------------- -----------------------------        ----------   ------------
                        John M. Eger(5)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  688,500       3.34%
----------------------- -----------------------------        ----------   ------------
                        Clay T. Whitehead(6)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  686,816       3.33%
----------------------- -----------------------------        ----------   ------------
                        Reet Trust(7)
                        21520 Yorba Linda,Suite 6227
Common Stock            Yorba Linda, CA 92887                2,000,000       9.71%
----------------------- -----------------------------        ----------   -------------

All Directors and
Officers as a
Group (6
Persons in total)                                            6,895,553       33.46%
----------------------- -----------------------------        ----------   -------------



(1) Includes 285,000 options to acquire shares of Company common stock in accordance with Mr. Sandhu's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 345,000 unvested options to acquire shares of Company common stock granted in accordance with the Company's employee benefit plan.
(2) Includes 255,000 options to acquire shares of Company common stock in accordance with Mr. Clemons' director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 315,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(3) Includes an aggregate of 250,000 options to acquire shares of Company common stock in accordance with Mr. Fleming's employment agreement and the Company's employee benefit plan. Does not include an aggregate of 205,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(4) Includes an aggregate of 412,500 options to acquire shares of Company common stock in accordance with Mr. DeCiccio's employment and director compensation agreements and the Company's employee benefit plan. Does not include an aggregate of 225,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(5) Includes an aggregate of 688,500 options to acquire shares of Company common stock in accordance with Mr. Eger's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 30,000 unvested options to acquire shares of Company common stock in accordance with the Company's benefit plan.
(6) Includes an aggregate of 175,000 options to acquire shares of Company common stock in accordance with Mr. Whitehead's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 30,000 unvested options to acquire shares of Company common stock in accordance with the Company's benefit plan.
(7) The trustee of the Reet Trust is Teg Sandhu, father of Paul Sandhu. However, Paul Sandhu disclaims any beneficial ownership to the shares held by the Reet Trust.

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On November 3, 2000, the Company granted options to purchase 125,000 shares of restricted common stock, at an exercise price of $0.50 per share, to Gerald A. DeCiccio, a director of the Company (the fair market value of the Company's common stock on the date of grant). The options are exercisable through November 2003. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

As of June 30, 2002, the Company has net advances to Eric Clemons, President of the Company, of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2002) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2002.

See Item 10. Executive Compensation for transactions relating to issuances of options to Officers and Directors from the Company's stock option plans.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS                                     Page
                                                                     ----
Reports  of  Independent  Auditors                                   F-1

Consolidated  balance  sheet  at  June  30,  2002                    F-3

Consolidated statements of operations for the years ended
 June 30, 2002 and 2001                                              F-4

Consolidated statements of stockholders' deficit for
the years ended June 30, 2002 and 2001                               F-5

Consolidated statements of cash flows for the years ended
June 30, 2002 and 2001                                               F-7

Notes to consolidated financial statements                           F-9

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

EXHIBIT
NO.     DESCRIPTION
------  -----------

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

*(4.1) GTC Telecom Corp. 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit in the Company's 1999 Proxy Statement).

*(4.2) GTC Telecom Corp. 2001 Stock Incentive Plan (incorporated by reference to
Exhibit  in  the  Company's  2001  Proxy  Statement).

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

         *(10.2.5)     Amendment  dated  September  14,  2000

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

*(10.7) Addendum to Lease dated May 21, 1998 between Southern California Sunbelt Developers, Inc., and GTC Telecom Corp., a Nevada corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suites K-103, K-104, and K-108 The John Wayne Executive Guild Center, 3151
Airway  Avenue,  Costa  Mesa,  California  92626  (incorporated  by reference to
Exhibit 10.7 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001).

*(10.8) Addendum to Lease dated May 21, 1998 between Southern California Sunbelt Developers, Inc., and GTC Telecom Corp., a Nevada corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suites P-1, P-3 and L-2 The John Wayne Executive Guild Center, 3151 Airway Avenue, Costa Mesa, CA 92626 (incorporated by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001).

(10.9)  Internet  Services  Agreement  dated  May  15,  2002

21.1  Subsidiaries  of  the  Registrant

23.1  Consent  of  Squar,  Milner,  Reehl  &  Williamson,  LLP

23.2  Consent  of  Corbin  &  Wertz

99.1  Certification  of  Chief  Executive  Officer  to  Section  906  of  the
Sarbanes-Oxley  Act  of  2002

99.2  Certification  of  Chief  Financial  Officer  to  Section  906  of  the
Sarbanes-Oxley  Act  of  2002

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 28, 2002

                                GTC TELECOM CORP.
                                  (Registrant)

By:  /s/  PAUL SANDHU
          PAUL SANDHU
Chief Exeutive Officer and Director

By:  /s/  ERIC CLEMONS
          ERIC CLEMONS
President and Director

By:  /s/  GERALD DECICCIO
          GERALD DECICCIO
Chief Financial Officer and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Capacity         Date
---------                --------         ----
/s/  CLAY  WHITEHEAD     Director         August 28, 2002
     CLAY  WHITEHEAD

/s/  JOHN  EGER          Director         August 28, 2002
     JOHN  EGER

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheet of GTC Telecom Corp. (the "Company") and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. at June 30, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred operating losses in the last two years, and has a working capital deficit of $6,774,446, liabilities from the underpayment of payroll taxes and contingent liabilities from cancelled contracts, and a stockholders' deficit of $6,535,698 at June 30, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ SQUAR, MILNER, REEHL & WIILIAMSON LLP



Newport  Beach,  California
August  9,  2002

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of GTC Telecom Corp. (the "Company") for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of GTC Telecom Corp. for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


     /s/  CORBIN  &  WERTZ



Irvine,  California
July 27, 2001




                             GTC TELECOM CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET



                                                                        June 30,
                                                                          2002


ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $    226,066
  Accounts receivable, net of allowance for doubtful accounts of
   105,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,324,655
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       120,826
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        32,998
                                                                    -------------
    Total current assets . . . . . . . . . . . . . . . . . . . . .     1,704,545

Property and equipment, net. . . . . . . . . . . . . . . . . . . .       254,051
                                                                    -------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,958,596
                                                                    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . . .  $  2,678,420
  Accrued payroll and related taxes. . . . . . . . . . . . . . . .     1,261,695
  Obligation under capital lease . . . . . . . . . . . . . . . . .         8,088
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .     4,483,374
  Deferred income. . . . . . . . . . . . . . . . . . . . . . . . .        47,414
                                                                    -------------
    Total current liabilities. . . . . . . . . . . . . . . . . . .     8,478,991
                                                                    -------------

Long-term liabilities:
  Obligation under capital lease, net of current portion . . . . .        15,303
                                                                    -------------

    Total Liabilities. . . . . . . . . . . . . . . . . . . . . . .     8,494,294
                                                                    -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding. . . . . . . . . . . . . . . . . .            --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,556,622 shares issued and outstanding . . . . . . . . . . .        20,557
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .     8,723,530
  Note receivable officer. . . . . . . . . . . . . . . . . . . . .       (60,306)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (15,219,479)
                                                                    -------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . . .    (6,535,698)
                                                                    -------------

    Total liabilities and stockholders' deficit. . . . . . . . . .  $  1,958,596
                                                                    =============

                      See independent auditors' reports and
             accompanying notes to consolidated financial statements




                    GTC TELECOM CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended June 30,
                                                  ------------------------
                                                     2002          2001
                                                  ------------------------
Revenues:
  Telecommunications . . . . . . . . . . . . . .  $17,037,105   $13,867,163
  Internet services. . . . . . . . . . . . . . .      724,768        97,381
                                                  ------------  ------------
    Total revenues . . . . . . . . . . . . . . .   17,761,873    13,964,544
                                                  ------------  ------------

Cost of sales:
  Telecommunications . . . . . . . . . . . . . .    9,279,127     7,888,648
  Internet services. . . . . . . . . . . . . . .      405,156        77,134
                                                  ------------  ------------
    Total cost of sales. . . . . . . . . . . . .    9,684,283     7,965,782
                                                  ------------  ------------

Gross profit . . . . . . . . . . . . . . . . . .    8,077,590     5,998,762

Selling, general, and administrative expenses. .    8,845,573     8,317,686
                                                  ------------  ------------

Operating loss . . . . . . . . . . . . . . . . .     (767,983)   (2,318,924)

Interest expense, net. . . . . . . . . . . . . .     (512,539)     (504,901)
Loss on sale of equipment. . . . . . . . . . . .      (14,878)           --
                                                  ------------  ------------

Loss before provision for income taxes . . . . .   (1,295,400)   (2,823,825)

Provision for income taxes . . . . . . . . . . .       16,267         8,433
                                                  ------------  ------------

Net loss . . . . . . . . . . . . . . . . . . . .  $(1,311,667)  $(2,832,258)
                                                  ============  ============

Basic and diluted net loss available to common
  shareholders per common share. . . . . . . . .  $     (0.06)  $     (0.14)
                                                  ============  ============
Basic and diluted weighted average common shares
  outstanding. . . . . . . . . . . . . . . . . .   20,412,375    20,031,313
                                                  ============  ============



                      See independent auditors' reports and
             accompanying notes to consolidated financial statements



                                     GTC TELECOM CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2002



                                                        Additional    Note                        Total
                                      Common Stock       Paid-in    Receivable  Accumulated   Stockholders'
                                  Shares      Amount     Capital     Officer      Deficit       Deficit
                                -----------  --------  -----------  ---------  -------------  ------------
BALANCE AT JUNE 30, 2000 . . .  19,967,544   $19,968   $8,652,020   $(71,351)  $(11,075,554)  $(2,474,917)

Estimated fair market value of
 stock issued for services
 rendered. . . . . . . . . . .     150,000       150       54,580         --             --        54,730
Estimated fair market value of
 warrants granted to
 consultants for services
 rendered. . . . . . . . . . .          --        --       53,833         --             --        53,833
Estimated fair market value of
 options granted to directors
 and employees for
 compensation. . . . . . . . .          --        --      140,100         --             --       140,100
Cancellation of previously
 issued stock and options. . .     (56,637)      (57)    (357,743)        --             --      (357,800)
Issuance of restricted
 common stock for
 conversion of notes payable .     310,715       311      124,689         --             --       125,000
Advances to officer, net . . .          --        --           --     11,045             --        11,045
Net loss . . . . . . . . . . .          --        --           --         --     (2,832,258)   (2,832,258)
                                -----------  --------  -----------  ---------  -------------  ------------
BALANCE AT JUNE 30, 2001 . . .  20,371,622    20,372    8,667,479    (60,306)   (13,907,812)   (5,280,267)
                                -----------  --------  -----------  ---------  -------------  ------------


                      See independent auditors' reports and
             accompanying notes to consolidated financial statements



                                     GTC TELECOM CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2002
                                               (continued)



                                                        Additional    Note                        Total
                                      Common Stock       Paid-in    Receivable  Accumulated   Stockholders'
                                  Shares      Amount     Capital     Officer      Deficit       Deficit
                                -----------  --------  -----------  ---------  -------------  ------------
Estimated fair market value of
 stock issued for services
 rendered. . . . . . . . . . .     175,000        175       32,825         --             --        33,000
Estimated fair market value of
 warrants granted to
 consultants for services
 rendered. . . . . . . . . . .          --         --       39,000         --             --        39,000
Estimated fair market value of
 options granted to directors
 and employees for
 compensation. . . . . . . . .          --         --      132,300         --             --       132,300
Registration statement fees. .          --         --     (148,164)        --             --      (148,164)
Exercise of stock options by
 officer . . . . . . . . . . .      10,000         10           90         --             --           100
Net loss . . . . . . . . . . .          --         --           --         --     (1,311,667)   (1,311,667)
                                -----------  --------  -----------  ---------  -------------  ------------
BALANCE AT JUNE 30, 2002 . . .  20,556,622   $20,557   $ 8,723,530  $ (60,306) $ (15,219,479) $ (6,535,698)
                                ===========  ========  ===========  =========  =============  ============


                      See independent auditors' reports and
             accompanying notes to consolidated financial statements


                     GTC TELECOM CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended June 30,
                                                            -------------------------
                                                               2002            2001
                                                            -------------------------
Cash Flows From Operating Activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,311,667)  $(2,832,258)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Estimated fair market value of options granted
    to directors and employees for compensation. . . . . .      132,300       140,100
  Estimated fair market value of options and warrants
    granted to consultants for services rendered . . . . .       39,000        40,333
  Estimated fair market value of stock issued for services       33,000        54,730
  Estimated fair market value of warrants granted in
    connection with notes payable. . . . . . . . . . . . .           --        13,500
  Cancellation of previously issued stock and options. . .           --      (357,800)
  Allowance for related party note receivable. . . . . . .      100,000            --
  Bad debt expense . . . . . . . . . . . . . . . . . . . .      364,225       312,201
  Depreciation and amortization. . . . . . . . . . . . . .      237,035       220,390
  Loss on sale of equipment. . . . . . . . . . . . . . . .       14,878            --
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets . . . . .     (226,857)   (1,164,896)
    Accounts payable and accrued expenses. . . . . . . . .    1,864,951     3,062,738
    Accrued payroll and related taxes. . . . . . . . . . .     (382,533)      770,015
    Deferred income. . . . . . . . . . . . . . . . . . . .       (3,473)      (60,582)
                                                            -------------------------
Net cash provided by operating activities. . . . . . . . .      860,859       198,471
                                                            -------------------------
Cash Flows From Investing Activities:
Purchases of property and equipment. . . . . . . . . . . .     (171,771)      (46,109)
Proceeds from sale of equipment. . . . . . . . . . . . . .        6,625            --
Loan to related party under note receivable. . . . . . . .           --      (100,000)
Advances to officer, net . . . . . . . . . . . . . . . . .           --        11,045
Deposits . . . . . . . . . . . . . . . . . . . . . . . . .           --       101,564
                                                            -------------------------
Net cash used in investing activities. . . . . . . . . . .     (165,146)      (33,500)
                                                            -------------------------
Cash Flows From Financing Activities:
Principal repayments on notes payable. . . . . . . . . . .     (448,630)      (36,790)
Principal repayments under capital lease obligations . . .      (92,831)      (91,139)
Payment of registration statement costs. . . . . . . . . .     (148,164)           --
Proceeds from exercise of stock options. . . . . . . . . .          100            --
Principal borrowings on notes payable to stockholders. . .           --       225,000
Principal repayments on notes payable to stockholders. . .           --      (273,500)
                                                            -------------------------
Net cash used in financing activities. . . . . . . . . . .     (689,525)     (176,429)

Net increase/(decrease) in cash. . . . . . . . . . . . . .        6,188       (11,458)

Cash at beginning of period. . . . . . . . . . . . . . . .      219,878       231,336
                                                            -------------------------
Cash at end of period. . . . . . . . . . . . . . . . . . .  $   226,066   $   219,878
                                                            =========================

                      See independent auditors' reports and
             accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



Supplemental disclosure of cash flow information:

                                                      Year Ended June 30,
                                                      -------------------
                                                      2002          2001
                                                      ----          ----
     Cash  paid  during  the  year  for:
       Interest                                     $439,068      $69,772
       Income taxes                                 $ 16,267      $ 8,433

Supplemental  disclosure  of  non-cash  investing  and  financing  activities:


On January 23, 2002, the Company placed software used in the Company's operations into service. The software was financed with a capital lease of $7,098 (see Note 3).

On February 15, 2002, the Company placed a new telephone system into service at a cost of $120,686. The telephone system was purchased using a cash downpayment of $23,786, and entering into a note payable of $70,400, and a capital lease of $21,000 less a trade-in allowance of $5,500 (See Notes 3 and 5).

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












                      See independent auditors' reports and
             accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

NOTE  1  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION AND OPERATIONS - GTC Telecom Corp. and subsidiaries (the "Company" or "GTC") provide various telecommunication services, including long distance telephone and calling card services, various Internet related services including Internet service provider access and web page hosting. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company trades on the Over-The-Counter Bulletin
Board  under  the  symbol  "GTCC".

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2002, the Company has negative working capital of $6,774,446, liabilities from the underpayment of payroll taxes (see Note 10), contingent liabilities from cancelled contracts (see Note 10), and a stockholders' deficit of $6,535,698; in addition, through June 30, 2002, the Company has losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 10) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

RISKS AND UNCERTAINTIES -
The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological changes. The Company has limited operating history and is subject to the substantial business risks and uncertainties inherent to such an entity, including financial, operational, technological, regulatory and other risks including the potential risk of business failure.

CONCENTRATION OF CREDIT RISK - The Company sells its telephone and network services to individuals and small businesses throughout the United States and does not require collateral. The Company performs periodic credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

DEPENDENT ON KEY CUSTOMERS - The Company is not dependent on any single customer or groups of affiliated customers for a significant portion of its annual sales. The Company's customer base changes on a continuous basis as customers are added or removed.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

MAJOR SUPPLIERS - The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in September
2000), the Company is obligated to a minimum monthly commitment of $520,000 and a total purchase requirement of $18,000,000 over the term of the agreement. As of June 30, 2002, the Company had satisfied $15,993,055 of this commitment.

Pursuant to the terms of the contract with MCI/WorldCom, the Company may terminate the agreement upon thirty (30) days written notice provided that the Company pays liquidated damages in an amount equal to the aggregate minimum requirement for the remaining term of the contract if the agreement is terminated for convenience by the Company or by MCI/WorldCom due to a material breach by the Company prior to the expiration date. The remaining commitment to MCI/WorldCom through August 2003 is $2,006,945 as of June 30,2002.

On July 22, 2002, MCI/WorldCom filed for Chapter 11 Bankruptcy reorganization protection. MCI/WorldCom has, however, assured the Company that it intends to continue supplying the Company during its bankruptcy reorganization with long distance services at the same level of service and under the same terms and conditions as previously existed. The termination of the Company's contract with MCI/WorldCom, the loss of telecommunications services provided by MCI/WorldCom, or a reduction in the quality of service the Company receives from MCI/WorldCom could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by MCI/WorldCom. There can be no assurance that accurate information will be provided by MCI/WorldCom on a timely basis, the failure of which would have a material adverse effect on the Company's results of operations.

To provide redundancy as well as additional capacity, on July 26, 2002, the Company entered into an agreement with an additional national facilities based provider for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer billings. Under the terms of the contract, the Company is obligated to a minimum monthly commitment of $0 for the first four (4) months of the agreement and $25,000 each month thereafter. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

In the event that the services provided by MCI/WorldCom to the Company were discontinued, the Company believes that its alternate supplier (as noted in the previous paragraph) will be able to provide it with sufficient levels of services at terms similar to those of MCI/WorldCom. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with MCI/WorldCom or the loss of telecommunications services from MCI/WorldCom would likely have a material adverse effect on the Company's results of operations and financial condition.

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $10,300 for June 2002, $23,175 for July 2002, $38,625 for August 2002 and $51,500 each month thereafter. The initial term of this agreement is for two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated by either party rendering a sixty (60) day written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $857,475 as of June 30, 2002. The other agreements have no monthly minimum commitments.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002


PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of 3 to 5 years. During the year ended June 30, 2002 and 2001, total depreciation expense was $217,299 and $195,890, respectively.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on this analysis, the Company's management believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2002. There can be no assurance, however, that market conditions will not change or demands for the Company's services or products will continue which could result in impairment of long-lived assets.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 101.

DEFERRED INCOME - Deferred income represents proceeds from prepaid telephone calling cards which are recorded as deferred income when the cash is received. The Company recognizes the revenue in the statement of operations as the telephone service is utilized or when the calling card expires.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense was $87,998 and $171,108 for fiscal 2002 and 2001, respectively.

INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002
measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 6).

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

LOSS  PER  SHARE  -  The  Company  has adopted Statement of Financial Accounting
Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 86,450 and no potential common shares as of June 30, 2002 and 2001, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 12).

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The Company has no derivative or hedging activities as of June 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENT - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial statements.

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

In August 2002, the FASB issued Statement on Financial Accounting Standards No. 146 ("SFAS 146"). SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, in any, of SFAS 146 on the Company's future financial statements.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

NOTE  2  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following  at  June  30,  2002:

Computer equipment . . . . . .  $ 487,690
Furniture and office equipment    156,902
Telephone equipment. . . . . .    129,526
                                ----------
                                  774,118
Less accumulated depreciation.   (520,067)
                                ----------
                                $ 254,051
                                ==========


NOTE  3  OBLIGATION  UNDER  CAPITAL  LEASE

The Company is a lessee of certain property and equipment under capital lease obligations that expire on various dates through January 2006. The terms of the capital lease obligations provide for monthly lease payments ranging from approximately $200 to $750. The asset and liability under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related asset. The assets are depreciated over the shorter period of the lease term or the estimate useful life.

Future  minimum  annual  commitments  under  lease  arrangements are as follows:

Years Ending
June 30,
------------

2003. . . . . . . . . . . . . . . . . . . .  $11,000
2004. . . . . . . . . . . . . . . . . . . .   11,000
2005. . . . . . . . . . . . . . . . . . . .    6,000
2006. . . . . . . . . . . . . . . . . . . .      500

                                             --------

Total minimum future lease payments . . . .   28,500

Less: Amounts representing interest . . . .   (5,109)
                                             --------

Present value of net minimum lease payments  $23,391
                                             ========

The following is an analysis of the leased equipment under capital leases as of June 30, 2002, which is included in property and equipment (Note 2).

Computer equipment . . . . . .  $ 7,098
Telephone equipment. . . . . .   21,000
                                -------
                                 29,098
                                -------
Less: Accumulated depreciation   (6,465)
                                -------
                                $21,633
                                =======

Interest incurred pursuant to the capital lease obligations was $5,886 and $16,065 for fiscal years 2002 and 2001, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

NOTE  4  RELATED  PARTY  TRANSACTIONS

NOTE  RECEIVABLE  OFFICER

As of June 30, 2002, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2002) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2002.

NOTE  RECEIVABLE

During fiscal year 2001, the Company recorded a note receivable for $100,000 advanced to a company related to a shareholder. The Company has not received payment for the related party note receivable, which was due March 25, 2001. Therefore, the Company has determined that there is a significant risk that the Company's related party note receivable will not be repaid. The Company has established an allowance for the possible uncollectibility of such note of $100,000 which the Company has charged to general and administrative expense in the accompanying consolidated statement of operations as of June 30, 2002.

NOTE  5  NOTES  PAYABLE
On October 19, 2001, the Company converted $4,861,604 of a total payable balance of $6,173,612 due to a third party (see Note 10) into a short-term note payable ("the Note"). The Note bears interest at 12%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18%. The Note provides for interest only payments of approximately $48,000 for the first three months, commencing October 15, 2001, with monthly principal and interest payments of $100,000 commencing January 15, 2002, with a balloon payment of $4,480,475 due on September 15, 2002. On January 9, 2002, the Company renegotiated the monthly payments due in the Note in exchange for a 20% reduction in the Company's transportation cost due to MCI/WorldCom. The Note, as amended, provides for monthly principal and interest payments of $100,000 due January 15, 2002 and February 15, 2002, with monthly principal and interest payments of $125,000 commencing March 15, 2002, with a balloon payment of $4,027,646 due on December 15, 2002. The Note is secured by substantially all of the assets of the Company (as defined in the agreement). The Note also provides that if the Company makes all scheduled payments pursuant to the Note, the noteholder may renegotiate the Note in good faith with the then outstanding balance being due under a new promissory note with terms similar to this Note. As of the date of this report, the Company has made all payments as required by the Note. During the fiscal year ended June 30, 2002, the Company made payments totaling $845,449 (including interest payments totaling $425,536) pursuant to this Note. The outstanding balance totaled $4,441,691 at June 30, 2002.

On February 15, 2002, the Company financed certain components of a new telephone system placed into service by entering into a term note (the "Note") in the amount of $70,400. The Note provides for the Company to make monthly payments of $5,500, including interest at a rate of 14.6%, and matures in February 2003. The total outstanding balance on the note was $41,683 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2002.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002


NOTE  6  STOCK  OPTIONS

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

In December 2001, the Company's Chief Operating Officer exercised options (previously granted pursuant to his employment contract) to purchase a total of 10,000 shares of the Company's common stock for $100.

2001  Stock  Incentive  Plan

On October 17, 2001, the Company's Board approved the GTC Telecom Corp. Stock Incentive Plan (the "SIP Plan"), effective January 1, 2002. The SIP Plan was approved and ratified by the shareholders on December 13, 2001 at the Company's 2001 annual shareholder's meeting. The SIP Plan provides for the grant of various types of equity based incentives, including qualified and non-qualified stock options, stock appreciation rights, restricted stock, bonuses, and other awards. A maximum of 5,000,000 shares of the Company's common stock may be issued pursuant to the SIP Plan. The SIP plan is administered by the Compensation Committee of the Board of Directors.

On April 23, 2002, the Company's Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,330,000 shares of the Company's common stock at an exercise price of $0.19 per share (the fair market value of the Company's common stock on the day of grant), vesting equally over a period of five years from the date of issuance to certain employees of the Company and Non-qualified Stock Options (as defined by the SIP Plan), to purchase an aggregate of 600,000 shares of the Company's common stock at an exercise price of $0.19 per share (the fair market value of the Company's common stock on the day of grant), and vest immediately to the officers and directors of the Company. During fiscal year 2002, Incentive Stock Options (as defined by the SIP Plan) were granted, to purchase an aggregate of 28,000 shares of the Company's common stock (net of 13,000 granted and cancelled during the fiscal year 2002) at an average exercise price of $0.21 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through June 2012.

1999  Stock  Option  Plan

On September 20, 1999, the Company's Board approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan (the "Option Plan"), effective October 1, 1999. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year October 1, 1999 to September 30, 2000. For each subsequent year beginning October 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year or 2,037,162 shares for the year beginning October 1, 2001. The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five-year period. Upon the approval and ratification of the Company's 2001 Stock Incentive Plan, the Company elected to terminate the 1999 Omnibus Stock Option Plan.

During fiscal year 2002, the Board granted Incentive Stock Options (as defined by the Option Plan), to purchase 43,000 shares of the Company's common stock at an average exercise price of $0.28 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through October 2011.

On October 5, 2000, the Company's Board granted, pursuant to the Option Plan, Incentive Stock Options (as defined by the Option Plan), to purchase 203,650 shares of the Company's common stock at an exercise price of $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to certain employees of the Company and Non-statutory Stock Options (as defined by the Option Plan), to purchase 300,000 shares of the Company's common stock at an exercise price of $0.6875 per share (the fair market value of the Company's common stock on the day of grant) to the directors of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through October 2010. During fiscal year 2001, additional Incentive Stock Options (as defined by the Option Plan) were granted, to purchase 109,900 shares of the Company's common stock at an average exercise price of $0.3937 per share (each issuance priced at the fair market value of the Company's common stock on the day of grant) to certain employees of the Company. The options vest equally over a period of five years from the date of grant and are exercisable through April 2011.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

Non-Plan  Issuances

During fiscal year 2002, the Company issued options to certain board of directors, in accordance with their director compensation agreements, to purchase an aggregate of 40,000 shares of restricted common stock, at an average exercise price of $0.24 per share (each issuance priced at the estimated fair market value on the date of grant). The options vested on the date of grant and are exercisable through April 2005.

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

During fiscal year 2001, the Board issued options to purchase an aggregate of 52,500 shares of the Company's common stock, at exercise prices between $0.01 and $0.2969 per share, valued at $7,800, to members of the Board pursuant to their agreement of director compensation. The options vested on the date of grant and are exercisable through April 2004.

On November 3, 2000, the Company granted options to purchase 125,000 shares of restricted common stock, at an exercise price of $0.50 per share, to a director of the Company (the fair market value of the Company's common stock on the date of grant). The options vested on the date of grant and are exercisable through November 2003.

The Company recorded compensation expense for previously issued options of $132,300 and $132,300 in the fiscal year ended June 30, 2002 and 2001, respectively.

A following is a status of the stock options outstanding at June 30, 2002 and 2001 and the changes during the years then ended:

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JUNE 30, 2002

                                          2002                2001
                                            Weighted             Weighted
                                             Average              Average
                                            Exercise             Exercise
                                  Options      Price    Options     Price
                                -----------  -------  ----------  -------
Outstanding, beginning of year   2,692,000   $1.2671  2,156,500   $1.7365
       Granted . . . . . . . .   2,154,000    0.2005    791,050    0.5788
       Exercised . . . . . . .     (10,000)     0.01         --        --
       Expired/Forfeited . . .    (243,400)   1.7138   (255,550)    3.097
                                -----------  -------  ----------  -------
Outstanding, end of year . . .   4,592,600   $0.7459  2,692,000   $1.2671
                                ===========  =======  ==========  =======
Exercisable at end of year . .   2,423,710   $  0.99  1,441,730   $1.3216
                                ===========  =======  ==========  =======
Wtd avg fair value of options
granted. . . . . . . . . . . .               $  0.19              $  0.81
                                             -------              -------

3,477,850 of the options outstanding at June 30, 2002 have exercise prices between $0.01 and $1.00, with a weighted average exercise price of $0.42 and a weighted average remaining contractual life of 6.18 years. 1,702,770 of these options are exercisable at June 30, 2002. 863,250 of the options outstanding at June 30, 2002 have exercise prices between $1.01 and $2.00, with a weighted average exercise price of $1.16 and a weighted average remaining contractual life of 6.28 years. 488,940 of these options are exercisable at June 30, 2002. The remaining 251,500 options have exercise prices between $2.94 and $5.00, with a weighted average exercise price of $3.88 and a weighted average remaining contractual life of 3.0 years. 232,000 of these options are exercisable at June 30, 2002.

SFAS  123  Proforma  Information:

The fair market value of each option granted in 2002 and 2001 to consultants and other third parties is estimated using the Black-Scholes option pricing method per SFAS 123. The Black-Scholes option-pricing model used the following assumptions for the years ended June 30, 2002 and 2001, respectively: (i) no dividend yield for each year, (ii) average volatility of 222 percent and 203 percent, respectively, (iii) weighted-average risk-free interest rate ranging from 3.5 percent to 4.82 percent and 6.25 percent, respectively, and (iv) expected life of 3 to 5 years.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002


Had compensation cost for the Company's 2002 and 2001 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the year ended June 30, 2002 and 2001 would approximate the pro forma amounts below:

                                                                   Years ended June 30,
                                                                  ----------------------
                                                             2002                        2001
                                                             ----                        ----
                                              As Reported         Pro Forma    As Reported    Pro Forma
                                        ----------------------  -------------  ------------  ------------
Net loss . . . . . . . . . . . . . . .  $          (1,311,667)  $ (1,720,708)  $(2,832,258)  $(3,017,965)
      Basic and diluted loss per share  $               (0.06)  $      (0.08)  $     (0.14)  $     (0.15)

NOTE  7  WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

In September 2000, the Company agreed to issue to a noteholder warrants to purchase up to 40,000 shares of the Company's restricted common stock at an exercise price of $0.50 per share valued at approximately $13,500 (based on the Black-Scholes pricing model). The warrants vest immediately and are exercisable for a period of two years from the date of issuance and contain piggyback registration rights.

In November 2000, pursuant to an agreement with an outside consultant for investor and public relations services, the Company granted warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price as follows: 1) 33,333 shares at the closing bid price on November 1, 2000,
2) 33,333 shares at the closing bid price on November 1, 2000 plus $0.50 per share and, 3) 33,334 shares at the closing bid price on November 1, 2000 plus $1.00 per share. The warrants vest immediately and shall have piggyback registration rights and were valued at $40,333 (based on the Black Scholes pricing model) which the Company recorded as investor relation's expense.

In May 2001, the Company entered into a letter of intent ("LOI") with a third party to market the Company's products and services. The agreement requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company agreed to issue warrants to purchase shares of the Company's common stock as follows:

1. Warrants to purchase 50,000 shares of our restricted common stock at an exercise price of $0.28 per share valued at $13,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested upon the signing of the agreement in October 2001, and as a result, the Company recognized compensation expense of $13,500 related to these warrants in the Company's consolidated statement of operations during the fiscal year ended June 30, 2002.

2. During fiscal year 2002, warrants to purchase 50,000 shares of our restricted common stock at an exercise price of $0.24 per share valued at $11,500 (pursuant to SFAS 123 based on the Black-Scholes option pricing model). The warrant vested in October 2001 when the third party began to market the Company's products, and as a result, the Company recognized compensation expense of $11,500 related to these warrants in the Company's consolidated statement of operations during the fiscal year ended June 30, 2002.

3. Additional warrants at the rate of one restricted share per customer brought to us by the marketing company for every 100,000 customers. The warrants will be priced at the lowest fair market value within 60 calendar days of the date of grant. No warrants have been earned or issued pursuant to this agreement through the date of this report.

In May 2002, pursuant to an investment banking agreement, the Company granted warrants to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $0.50 per share, valued at approximately $14,000 (based on the Black-Scholes pricing model). The warrants vested upon signing of the agreement (see Note 10).

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

The following represents a summary of the warrants outstanding at June 30, 2002 and 2001 and changes during the years then ended:


                                           2002                2001
                                           ----                ----

                                               Weighted           Weighted
                                               Average             Average
                                               Exercise            Exercise
                                    Warrants    Price    Warrants   Price
                                    --------  ---------  --------  -------
Outstanding, beginning of year . .   190,000  $  0.7056        --  $    --
       Granted . . . . . . . . . .   300,000     0.3802   190,000   0.7056
       Exercised . . . . . . . . .        --         --        --       --
       Expired/Forfeited . . . . .        --         --        --       --
                                    --------  ---------  --------  -------
Outstanding, end of year . . . . .   490,000  $  0.5094   190,000  $0.7056
                                    ========  =========  ========  =======
Exercisable at the end of the year   490,000  $  0.5094   140,000  $  0.87
                                    ========  =========  ========  =======

The fair value of each warrant granted during 2002 and 2001 is estimated using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model used the following assumptions for the years ended June 30, 2002 and 2001, respectively: (i) no dividend yield for each year, (ii) average volatility of 500 percent and 170 percent, (iii) weighted-average risk-free interest rate ranging from 3.5 percent to 6.25 percent, and (iv) expected life of 3 to 5 years.

490,000 of the warrants outstanding at June 30, 2002 have exercise prices between $0.24 and $1.516, with a weighted average exercise price of $0.51 and a weighted average remaining contractual life of 2.48 years. 490,000 of these warrants are exercisable at June 30, 2002.

NOTE  8  COMMON  STOCK  ISSUANCES

During fiscal 2002, pursuant to an agreement with an investment banking firm, the Company issued a total of 150,000 shares of the Company's restricted common stock, valued at approximately $25,750 (based on the market price on the date of issuance) (see Note 10). Subsequent to year-end, the Company has issued an additional 50,000 shares of the Company's restricted common stock, valued at approximately $8,250 (based on the market price on the date of issuance) pursuant to the investment banking agreement).

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

In October 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 15,000 shares of the Company's restricted common stock for each month the agreement is in effect. These shares shall have piggyback registration rights and were valued using the market price on the date of each grant. During the period ended June 30, 2001, the Company issued 105,000 shares of common stock valued at $32,524 (based on the market price on the date of grant) pursuant to this agreement and recorded the amount as investor relation's expense.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

In November 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 25,000 shares of the Company's restricted common stock valued at $10,956 (based on the market price on the date of grant) and recorded the amount as investor relations expense.

On  May  31,  2001, a $25,000 noteholder exercised the conversion feature of the note  into  25,000  restricted  shares  of  the  Company's  common  stock.

On May 15, 2001, a noteholder converted the principal balance outstanding of $100,000 into 285,715 restricted shares of the Company's common stock at $0.35 per share (the fair market value on the date of conversion was $0.32). These shares also have piggyback registration rights.

In January 2000, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued 56,637 shares of common stock valued at $200,000 for services. In addition, the Company issued options to purchase 60,000 shares of the Company's common stock as follows: 1) 20,000 shares at 100% of the closing bid price on January 28, 2000, 2) 20,000 shares at 200% of the closing bid price on January 28, 2000 and, 3) 20,000 shares at 300% of the closing bid price on January 28, 2000. The options were valued at $157,800 using the Black Scholes method and recorded as investor relations expense under Selling, General and Administrative expense in the accompanying Statement of Operations. In October 2000, pursuant to an agreement, the consultant accepted a cash payment of $6,280 in lieu of the 56,637 shares of the Company's common stock and the 60,000 options. As a result, the Company reversed the transaction and recorded the value of the previously issued stock and warrants of $357,800 as a reduction in Selling, General, and Administrative expense.

NOTE  9  INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes are as of June 30, 2002:

Deferred  tax  asset:
      Net  operating  loss  carryforward     $ 9,025,000
      Allowance  for  doubtful  accounts          45,000
                                             -----------

      Total  gross  deferred  tax  asset       9,070,000

     Less  valuation  allowance               (9,070,000)
                                             -----------
      Net  deferred  tax  asset              $        --
                                             ===========

The valuation allowance increased by $530,000 during the year ended June 30, 2002. No current provision for income taxes for the periods ended June 30, 2002 and 2001 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

The provision for income taxes for fiscal 2002 and 2001 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following as of:

                                                              June  30,
                                                           2002          2001
                                                       ----------   -----------
Computed tax benefit at federal statutory rate. . . .  $ (444,000)  $  (960,000)
     State income tax benefit, net of federal effect.     (86,000)      (83,000)
     Increase in valuation allowance. . . . . . . . .     530,000     4,060,629
     Tax benefit from exercise of stock options in
       fiscal 2000 and 2001 not previously recognized          --    (3,009,196)
     Other. . . . . . . . . . . . . . . . . . . . . .      16,267            --
                                                       ----------   -----------
                                                       $   16,267   $     8,433
                                                       ===========  ===========
As of June 30, 2002, the Company had net operating loss carryforwards of approximately $19,730,000 and $17,880,000 for federal and state income tax reporting purposes, which begin expiring in 2013 and 2003, respectively.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

NOTE  10  COMMITMENTS  AND  CONTINGENCIES

COMMITMENTS - In April 2002, the Company entered into an agreement with a third party for investment banking services. Pursuant to the agreement, the Company is required to pay an initial fee of $25,000 and make monthly payments of $5,000 over the term of the agreement, which expires in March 2003. In addition, the Company issued to the investment banking firm 100,000 shares of the Company's restricted stock valued at $16,000 (based on the market price on the date of issuance) (see Note 7) and granted warrants valued at approximately $14,000 (based on the Black-Scholes option pricing model) to purchase 100,000 shares of the Company's restricted stock at an exercise price of $0.50 per share (see Note
8). The warrants vested immediately and are exercisable through April 2005. The agreement also provides for the Company to issue the investment banking firm on a monthly basis 25,000 shares of restricted common stock over the term of the agreement. During the year ended June 30, 2002, the Company issued an additional 50,000 shares of restricted common stock valued at $9,750 (based on the current market price on the date of issuance) (see Note 8). As a result, the Company has recorded total consulting expense of $39,750 in the accompanying consolidated statement of operations as of June 30, 2002.

CONTINGENCIES - On April 30, 1999, the Company entered into an agreement with Williams Communications, a unit of Williams of Tulsa, Oklahoma ("Williams"), in which Williams was to design, install and maintain a high speed, nationwide VoIP network for the Company. Subsequently, due to Williams' inability to deliver the VoIP network as contracted and as a result of the previously discussed amendments to the MCI/WorldCom contract, the Company determined to discontinue its agreement with Williams. As a result of the Company's discontinuation of its contract with Williams, the Company may be subject to $600,110 in fees. The Company is in negotiations with Williams to modify or eliminate these charges. However, no assurances can be made that such negotiations will result in a favorable outcome. No amounts have been recorded related to the discontinuation of the contract as of June 30, 2002.

PAYROLL TAXES - The Company has recorded an accrual for past due payroll taxes as of June 30, 2002 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,011,000 (including approximately $422,000 of penalties and interest) under accrued payroll and related taxes and accounts payable and accrued expenses in the accompanying balance sheet at June 30, 2002. The Company expects this matter to be settled and the related accrual paid by December 2002.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002


LEGAL MATTERS - Online Choice.com, Inc., v. GTC Telecom Corp. On November 30, 2001, Online Choice.com, Inc. filed a claim against the Company for breach of contract and declaratory relief in the United States District Court, Central District of California. Plaintiffs alleged they purchased substantially all of the assets out of the bankruptcy estate of a company that was an independent sales affiliate of GTC. Plaintiffs further allege that GTC's independent sales affiliate agreement with that previous affiliate was among those assets, and that GTC has breached the agreement by failing to continue to pay commissions. On August 22, 2002, the Company and Online Choice.com, Inc., reached a settlement in which the action and all related cross-actions were dismissed. No money changed hands as a result of the settlement.

OPERATING LEASES - Effective July 24, 2001, the Company leases a total of 10,624 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $22,205. The Company leases 5,685 square feet on a month-to-month basis with the remaining 4,939 square feet leased through July 31, 2004, unless terminated by either party with 75 days written notice.

Future minimum annual commitments under long-term facility lease and supplier arrangements (see below) are as follows:

               Facility Leases
Years Ending.  and Other         Internet    Telecom
June 30,. . .  Commitments       Supplier    Supplier    Total
-------------  ----------------  ----------  ----------  ----------
2003. . . . .  $        145,000  $  575,000  $2,160,000  $2,880,000
2004. . . . .           120,000     568,000     300,000     988,000
2005. . . . .            10,000           0      50,000      60,000
               ----------------  ----------  ----------  ----------
               $        275,000  $1,143,000  $2,510,000  $3,928,000
               ================  ==========  ==========  ==========

Rent expense for the fiscal years ended June 30, 2002 and 2001 was $315,135 and $315,317, respectively.

CONTRACTS AND AGREEMENTS - The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $10,300 for June 2002, $23,175 for July 2002, $38,625 for August 2002 and $51,500 each month thereafter. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $857,475 as of June 30, 2002. The other agreements have no monthly minimum commitments. For the years ended June 30, 2002 and 2001, the Company paid $369,171 and $63,363, respectively, pursuant to these agreements.

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in September 2000), the Company is obligated to a minimum monthly commitment of $520,000 and a total purchase requirement of $18,000,000 over the term of the agreement. As of June 30, 2002, the Company had satisfied $15,993,055 of this commitment. For the years ended June 30, 2002 and 2001, the Company paid $7,284,922 and $5,468,164, respectively, pursuant to this agreement. The remaining commitment to MCI/WorldCom through August 2003 is $2,006,945 as of June 30,2002. Currently, the Company owes $6,422,396 to WorldCom of which $1,989,705 is included in Accounts Payable and the remaining amount of $4,441,691 is included in Notes Payable (see Note 5) in the accompanying Balance Sheet at June 30, 2002.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

Pursuant to the terms of the contract with MCI/WorldCom, the Company may terminate the agreement upon thirty (30) days written notice provided that the Company pays liquidated damages in an amount equal to the aggregate minimum requirement for the remaining term of the contract if the Company terminates the contract for convenience or if MCI/WorldCom terminates the agreement due to a material breach on the part of the Company prior to the expiration date. The remaining commitment to MCI/WorldCom through August 2003 is $2,006,945 as of June 30,2002.

On July 22, 2002, MCI/WorldCom filed for Chapter 11 Bankruptcy reorganization protection. MCI/WorldCom has, however, assured the Company that it intends to continue supplying the Company during its bankruptcy reorganization with long distance services at the same level of service and under the same terms and conditions as previously existed. The termination of the Company's contract with MCI/WorldCom, the loss of telecommunications services provided by MCI/WorldCom, or a reduction in the quality of service the Company receives from MCI/WorldCom could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by MCI/WorldCom. There can be no assurance that accurate information will be provided by MCI/WorldCom on a timely basis, the failure of which would have a material adverse effect on the Company's results of operations.

To provide redundancy as well as additional capacity, on July 26, 2002, the Company entered into an agreement with an additional national facilities based provider for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer billings. Under the terms of the contract, the Company is obligated to a minimum monthly commitment of $0 for the first four (4) months of the agreement and $25,000 each month thereafter. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

In the event that the services provided by MCI/WorldCom to the Company were discontinued, the Company believes that its alternate supplier (as noted in the previous paragraph) will be able to provide it with sufficient levels of services at terms similar to those of MCI/WorldCom. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with MCI/WorldCom or the loss of telecommunications services from MCI/WorldCom would likely have a material adverse effect on the Company's results of operations and financial condition.

The Company has an agreement with a billing company who provides processing services for customer billing and collections. In addition the billing company will provide financing through a third-party lender for amounts up to 60% of eligible accounts receivable, as defined. For the years ended June 30, 2002 and 2001, the Company paid $45,953 and $70,921, respectively, in fees to the billing company pursuant to this agreement.

The Company has an agreement to become a licensed user of a telecommunications management and accounting software program. The agreement, which expires in October 2003, unless terminated by the Company, has a five-year renewal feature and provides for the Company to pay a minimum of $1,425 per month. For the years ended June 30, 2002 and 2001, the Company paid $46,204 and $41,021, respectively, pursuant to this agreement.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED JUNE 30, 2002

NOTE  11  EQUITY  FINANCING

Effective September 19, 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. As of June 30, 2002, the Company has recorded fees incurred to date in the amount of $148,164 related to the registration statement, under additional paid-in-capital in the accompanying consolidated balance sheet.

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

NOTE  12  LOSS  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                      Years  Ended  June  30,
                                                        2002         2001
                                                        ----         ----
Numerator for basic and diluted loss per share:
  Net loss charged to common stockholders. . . . .  $(1,311,667)  $(2,832,258)

 Denominator for basic and diluted loss per share:
  Weighted average shares. . . . . . . . . . . . .   20,412,375    20,031,313
                                                    ------------  ------------

     Basic and diluted loss per share. . . . . . .  $     (0.06)  $     (0.14)
                                                    ============  ============