Form 10QSB
period 2002-09-30
GTC TELECOM CORP
filed 2002-11-13
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

  Title of each class of Common Stock          Outstanding at October 31, 2002
  -----------------------------------          -------------------------------
     Common Stock, $0.001 par value                        20,631,622


Transitional Small Business Disclosure Format
(Check one);

Yes [  ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements

          Condensed Consolidated Balance Sheets at September 30, 2002
           (Unaudited) and June 30, 2002

          Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2002 and 2001

          Notes to Condensed Consolidated Financial Statements (Unaudited)

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS



                                      GTC  TELECOM  CORP.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     September 30,     June 30,
                                                                         2002            2002
                                                                      (Unaudited)      (Audited)
                                                                     --------------   ------------
ASSETS
  Cash and cash equivalents                                          $       60,753   $    226,066
  Accounts receivable, net of allowance for doubtful accounts of approximately $67,000 and $105,000 at
   September 30, 2002 and June 30, 2002, respectively                     1,403,522      1,324,655
  Deposits                                                                  160,591        120,826
  Prepaid expenses                                                           75,640         32,998
                                                                     --------------   ------------
    Total current assets                                                  1,700,506      1,704,545

Property and equipment, net                                                 226,499        254,051
                                                                     ---------------  -------------

    Total assets                                                     $    1,927,005   $  1,958,596
                                                                     ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $    3,022,922   $  2,678,420
  Accrued payroll and related taxes                                         987,355      1,261,695
  Obligation under capital lease                                              8,379          8,088
  Note payable                                                            4,222,229      4,483,374
  Deferred income                                                            48,189         47,414
                                                                     ---------------  -------------
    Total current liabilities                                             8,289,074      8,478,991

Long-term liabilities:
  Obligation under capital lease, net of current portion                     13,080         15,303
                                                                     ---------------  -------------
    Total Liabilities                                                     8,302,154      8,494,294

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                  --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,606,622 and 20,556,622 shares issued and outstanding at
    September 30, 2002 and June 30, 2002, respectively                       20,607         20,557
  Additional paid-in-capital                                              8,775,105      8,723,530
  Note receivable officer                                                   (60,306)       (60,306)
  Accumulated deficit                                                   (15,110,555)   (15,219,479)
                                                                     ---------------  -------------
    Total stockholders' deficit                                          (6,375,149)    (6,535,698)
                                                                     ---------------  -------------

    Total liabilities and stockholders' deficit                      $    1,927,005   $  1,958,596
                                                                     ===============  =============




The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  GTC TELECOM CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                           Three Months Ended
                                                               September 30,
                                                          2002              2001
                                                  ---------------------------------

Revenues:
  Telecommunications                              $         4,088,462   $ 4,293,419
  Internet services                                           223,586        84,764
                                                  --------------------  ------------
    Total revenues                                          4,312,048     4,378,183
                                                  --------------------  ------------

Cost of sales:
  Telecommunications                                        1,992,478     2,488,242
  Internet services                                           147,718        64,362
                                                  --------------------  ------------
    Total cost of sales                                     2,140,196     2,552,604
                                                  --------------------  ------------

Gross profit                                                2,171,852     1,825,579
                                                  --------------------  ------------

Operating expenses:
  Payroll and related expenses                                977,658     1,108,768
  Selling, general, and administrative expenses               952,771     1,083,451
                                                  --------------------  ------------
    Total operating expenses                                1,930,429     2,192,219
                                                  --------------------  ------------

Operating income (loss)                                       241,423      (366,640)

Interest expense, net                                        (130,254)     (120,984)
                                                  --------------------  ------------

Income (loss) before provision for income taxes               111,169      (487,624)

Provision for income taxes                                      2,245         8,681
                                                  --------------------  ------------

Net income (loss)                                 $           108,924   $  (496,305)
                                                  ====================  ============

Net income (loss) available to common
  shareholders per common share
    Basic                                         $              0.01   $     (0.02)
                                                  ====================  ============
    Diluted                                       $              0.01   $     (0.02)
                                                  ====================  ============

Weighted average common shares outstanding
    Basic                                                  20,581,350    20,377,057
                                                  ====================  ============
    Diluted                                                20,666,283    20,377,057
                                                  ====================  ============





The accompanying notes are an integral part of these condensed consolidated financial statements.




                                  GTC TELECOM CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              Three Months Ended
                                                                  September 30,
                                                               2002         2001
                                                             ---------   ----------
Cash Flows From Operating Activities:
Net income (loss)                                            $ 108,924   $ (496,305)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                  33,075       33,075
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                10,300           --
  Estimated fair market value of stock issued for services       8,250        7,250
  Depreciation and amortization                                 35,925       61,478
  Bad debt expense                                              12,483      150,000
  Loss on sale of equipment                                      1,486           --
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets              (173,757)    (325,450)
    Accounts payable and accrued expenses                      344,502    1,038,257
    Accrued payroll and related taxes                         (274,340)      17,521
    Deferred income                                                775       (1,479)
                                                             ---------   ----------

Net cash provided by operating activities                      107,623      484,347
                                                             ---------   ----------
Cash Flows From Investing Activities:
Purchases of property and equipment                             (9,859)     (98,095)
                                                             ---------   ----------
Net cash used in investing activities                           (9,859)     (98,095)
                                                             ---------   ----------

Cash Flows From Financing Activities:
Principal repayments on notes payable                         (261,145)          --
Principal payments under capital lease                          (1,932)     (42,764)
Prepayment of registration statement costs                          --      (58,575)
                                                             ---------   ----------

Net cash used in financing activities                         (263,077)    (101,339)
                                                             ---------   ----------
Net increase/(decrease) in cash                               (165,313)     284,913

Cash at beginning of period                                    226,066      219,878
                                                             ---------   ----------

Cash at end of period                                        $  60,753   $  504,791
                                                             ==========  ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                              $ 131,218   $    9,324
                                                             ==========  ===========
       Income taxes                                          $   2,245   $    8,681
                                                             ==========  ===========


See accompanying notes to condensed consolidated financial statements for non-cash investing and financing activities.




The accompanying notes are an integral part of these condensed consolidated financial statements.


                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three months ended September 30, 2002.

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 28, 2002. The interim results are not necessarily indicative of the results for a full year.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2002, the Company has negative working capital of $6,588,568, liabilities from the underpayment of payroll taxes (see Note 5), and a stockholders' deficit of $6,375,149; in addition, through September 30, 2002, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 5) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of GTC Telecom Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 84,933 and 0 shares were potential additional common shares as of September 30, 2002 and 2001, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three months ended September 30, 2001, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 95% of the Company's revenues, income from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

In September 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 25,000 shares of the Company's restricted common stock at an exercise price of $0.20 per share valued at approximately $4,500 (based on the Black-Scholes pricing model). The warrants vest immediately and are exercisable for a period of three years from the date of issuance and contain piggyback registration rights.

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. During the period ended September 30, 2002, 25,000 warrants vested and the Company recorded $4,000 as investor relations expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

In April 2002, the Company entered into an agreement with a third party for investment banking services (the "Agreement"). Pursuant to the Agreement, the Company is required to pay an initial fee of $25,000 and make monthly payments of $5,000 over the term of the Agreement, which expires in March 2003. In addition, the Company issued to the investment banking firm 100,000 shares of the Company's restricted stock valued at $16,000 (based on the market price on the date of issuance) and granted warrants valued at approximately $14,000 (based on the Black-Scholes option pricing model) to purchase 100,000 shares of the Company's restricted stock at an exercise price of $0.50 per share. The warrants vested immediately and are exercisable through April 2005. The Agreement also provides for the Company to issue the investment banking firm on a monthly basis 25,000 shares of restricted common stock over the term of the Agreement. During the year ended June 30, 2002, the Company issued an additional 50,000 shares of restricted common stock valued at $9,750 (based on the current market price on the date of issuance). During the period ended September 30, 2002, the Company has issued an additional 50,000 shares of the Company's restricted common stock, valued at approximately $8,250 (based on the market price on the date of issuance) pursuant to the Agreement.

In September 2002, the Company amended the Agreement in which the Company is obligated to pay a monthly payment of $2,500 and would issue warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $0.20 per share valued at approximately $14,400 (based on the Black-Scholes pricing model). The warrants vest 10,000 each month thereafter, so long as the Company retains the outside investment banker. The warrants are exercisable for a period of three years from the date of issuance. The Agreement was terminated on October 29, 2002 with 10,000 warrants vested and the Company recorded $1,800 as investment banking expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

During the period ended September 30, 2002, the Company issued options to certain employees to purchase an aggregate of 200,500 shares of common stock at an average exercise price of $0.19 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through September 2012.

During the period ended September 30, 2002, the Company issued options to certain board of directors and an employee to purchase an aggregate of 35,000 shares of restricted common stock, at an average exercise price of $0.20 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through October 2005.

The Company recorded compensation expense for previously issued options of $33,075 and $33,075 in the three month period ended September 30, 2002 and 2001, respectively.

NOTE  5  -  CONTRACTS  AND  CONTINGENCIES:

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $10,300 for June 2002, $23,175 for July 2002, $38,625 for August 2002 and $51,500 each month thereafter. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $772,500 as of September 30, 2002. The other agreements have no monthly minimum commitments.

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in January 2002), the Company is obligated to a minimum monthly commitment of $520,000 and a total purchase requirement of $18,000,000 over the term of the agreement. As of September 30, 2002, the Company had satisfied $17,847,632 of this commitment. The remaining commitment to MCI/WorldCom through August 2003 is $152,368 as of September 30, 2002. Currently, the Company owes $6,784,911 to WorldCom (including accrued interest on the unpaid balance totaling $20,691 at September 30, 2002) of which $2,568,514 is included in Accounts Payable and the remaining amount of $4,195,706 is included in Notes Payable in the accompanying Balance Sheet at September 30, 2002. The Company has negotiated the repayment of $4,861,604. For the three month period ended September 30, 2002 and 2001, the Company paid $1,641,958 and $1,568,542, respectively, pursuant to these agreements.

Pursuant to the terms of the contract with MCI/WorldCom, the Company may terminate the agreement upon thirty (30) days written notice provided that the Company pays liquidated damages in an amount equal to the aggregate minimum requirement for the remaining term of the contract if the Company terminates the contract for convenience or if MCI/WorldCom terminates the agreement due to a material breach on the part of the Company prior to the expiration date. The remaining commitment to MCI/WorldCom through August 2003 is $152,368 as of September 30, 2002.

PAYROLL TAXES - The Company has recorded an accrual for past due payroll taxes as of September 30, 2002 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $762,000 (including approximately $448,000 of penalties and interest) under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at September 30, 2002. The Company expects this matter to be settled and the related accrual paid by December 2002.

RESOLVED LEGAL PROCEEDINGS - Online Choice.com, Inc., v. GTC Telecom Corp. On November 30, 2001, Online Choice.com, Inc. filed a claim against the Company for breach of contract and declaratory relief in the United States District Court, Central District of California. Plaintiffs alleged they purchased substantially all of the assets out of the bankruptcy estate of a company that was an independent sales affiliate of GTC. Plaintiffs further allege that GTC's independent sales affiliate agreement with that previous affiliate was among those assets, and that GTC has breached the agreement by failing to continue to pay commissions. On August 22, 2002, the Company and Online Choice.com, Inc., reached a settlement in which the action and all related cross-actions were dismissed. No money changed hands as a result of the settlement.

NOTE  6  -  PERFEXA  SOLUTIONS:

The Company is in the process of developing a call center and IT development center near New Delhi, India. The Company's India operations will be conducted through its subsidiary, Perfexa Solutions, Inc. ("Perfexa-U.S.") and Perfexa-U.S.'s Indian subsidiary, Perfexa Solutions Pvt. Ltd. ("Perfexa-India"). On September 1, 2002, the Board of Directors of GTC authorized the development of the Perfexa Solutions business plan. As a result, on September 13, 2002, GTC's wholly owned subsidiary, GTC Wireless, Inc., which was then inactive, amended its Articles of Incorporation changing its name to Perfexa Solutions, Inc. On September 3, 2002, a Memorandum and Articles of Association was filed pursuant to the Companies Act, 1956 of India, creating Perfexa Solutions Pvt. Ltd.

Effective October 1, 2002, Perfexa Solutions Pvt. Ltd., executed a lease for the New Delhi Center at a monthly rate of Rs. 524,348 (approximately $10,500) per month. Pursuant to the lease, the monthly rent was waived for the first three months. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa Solutions Pvt. Ltd., also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $2,776) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

As of October 31, 2002, GTC has advanced Perfexa-U.S. a total of $107,000 for the development of Perfexa's business plan. The advances accrue interest at 10% per annum and are due upon demand.

The Company expects to initially fund this expansion with approximately $300,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds.

NOTE  7  -  SUBSEQUENT  EVENTS:

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from a third party. The note is to be repaid plus interest of $20,000 as follows: 1) $7,500 on March 31, 2003, 2) $15,000 on June 30, 2003, 3) $22,500 on
September 30, 2003, 4) $30,000 on December 31, 2003, and 5) $45,000 on March 31,
2004. In the event of default, the investor shall be entitled to receive either 6,250 shares of the Company's common stock for each week that the default exists or acceleration of repayment. In addition, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,594 (based on the Black-Scholes pricing model). The warrants vest immediately and are exercisable for a period of two years from the date of issuance.

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

The Company's services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and its own sales force.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES - Revenues decreased by $66,135 or 1.5% to $4,312,048 in the three months ended September 30, 2002 from $4,378,183 in the three months ended September 30, 2001. The decrease was due primarily to the decrease in telecommunications revenues of $204,957 despite an increase in internet revenues of $138,822. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had approximately 3,100 and 67 affiliates as of September 30, 2002 and 2001, respectively. In addition, as of September 30, 2002, the Company had 160,068 long distance customers and 8,979 internet customers, with usage of long distance services of approximately 58,682,000 minutes for the three months ended September 30, 2002 as compared with 125,297 long distance customers and 3,346 internet customers as of September 30, 2001, with usage of long distance services of approximately 66,229,000 minutes for the three months ended September 30, 2001. Although the number of customers have increased, the minutes of usage per customer has decreased, resulting in a decreased average revenue per customer of $26.94 in the three months ended September 30, 2002 from $34.94 in the three months ended September 30, 2001. In an effort to increase revenue, the Company has initiated new affinity marketing relationships with groups such as the American Diabetes Association-Western Region, Calvary Chapel-Golden Springs, and the Jewish Community Center-Orange County and signed an affiliate partnership with Kmart, Inc. Additionally, the Company will pursue telemarketing and other alternative marketing strategies to increase revenue.

COST OF SALES - Cost of sales decreased by $412,408 or 16.2% to $2,140,196 in the three months ended September 30, 2002 from $2,552,604 in the three months ended September 30, 2001. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $118,767 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in January 2002 of $376,997 for the three months ended September 30, 2002. In addition, the costs associated with Internet services increased $83,356 for the three months ended September 30, 2002 in proportion with the Company's increased internet services revenue. As a percentage of revenue, cost of sales decreased to 49.6% from 58.3% resulting in a gross margin of 50.4% as compared to 41.7% for the three months ended September 30, 2002 and 2001, respectively.

OPERATING EXPENSES - Operating expenses decreased by $261,790 or 11.9% to $1,930,429 in the three months ended September 30, 2002 from $2,192,219 in the three months ended September 30, 2001. The Company's base level of infrastructure required for its customer service operations and internet support costs have stabilized, thereby allowing the Company to grow without adding significantly to its Operating expenses. The Company has also streamlined operations in the three months ended September 30, 2002, thereby decreasing operating expenses when compared to the three months ended September 30, 2001. Operating expenses for the three months ended September 30, 2002 were comprised primarily of $977,658 in payroll and related expenses paid to employees; billing related costs of $280,428; rent of $78,431; bad debt of $12,483; depreciation expense of $35,925; amortization of previously issued options to employees valued at approximately $33,075; and $512,429 of other operating expenses, primarily sales commissions (including a credit of $69,924 associated with the settlement of a legal matter), costs of third party verification for newly acquired customers, internet support costs and audit and legal costs. Operating expenses for the three months ended September 30, 2001 were comprised primarily of $1,108,768 in payroll and related expenses paid to employees; billing related costs of $324,975; rent of $81,400; bad debt of $148,806; depreciation and amortization expense of $61,478; amortization of previously issued options to employees valued at approximately $33,075; and $433,717 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

INTEREST EXPENSE - Net interest expense increased by $9,270 to $130,254 for the three months ended September 30, 2002 from $120,984 for the three months ended September 30, 2001. The increase was primarily due to interest owed on outstanding balances due to WorldCom.

As a result, net income was $108,924 (including a credit of $69,924 associated with the settlement of a legal matter), or $0.01 per share for the three months ended September 30, 2002, and a net loss of $496,305, or $0.02 loss per share, for the three months ended September 30, 2001.

ASSETS AND LIABILITIES - Assets decreased by $31,591 to $1,927,005 as of September 30, 2002 from $1,958,596 as of June 30, 2002. The decrease was due to net decreases in cash and cash equivalents of $165,313 and property and equipment of $27,552; net of increases in accounts receivable of $78,867, prepaid expenses of $42,642 and deposits of $39,765. Liabilities decreased by $192,140 to $8,302,154 as of September 30, 2002 from $8,494,294 as of June 30,
2002. The decrease was due to decreases in payroll and payroll related liabilities of $274,340 (primarily for amounts associated with past due payroll taxes), notes payable of $261,145 due to principal repayments, and obligations under capital lease of $1,932 due to principal payments, and net of increases in accounts payable and accrued expenses of $344,502 primarily for amounts owed to Worldcom and deferred income of $775, associated with telecommunications service costs, and the increase in internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit decreased by $160,549 to $(6,375,149) as of September 30, 2002 from $(6,535,698) as of June 30, 2002.
The decrease was attributable to net income of $108,924 in the three months ended September 30, 2002; amortization of compensation expense related to previously issued options to employees in the amount of $33,075; the fair market value of warrants granted under third party agreements of $10,300; and the fair market value of stock issued for services of $8,250.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a decrease in cash flows of $165,313 for the three months ended September 30, 2002 resulting from $107,623 of cash provided by the Company's operating activities, offset by $9,859 of cash used in investing activities and $263,077 of cash used in financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $107,623 for the three months ended September 30, 2002 was primarily due to net income of $108,924, offset partially by changes in operating assets and liabilities, principally accounts receivable and other current assets of $173,757 and accrued payroll and related taxes of $274,340, offset partially by accounts payable and accrued expenses of $344,502 and deferred income of $775; the amortization of previously issued options vesting to employees in the current period of $33,075; the fair market value of warrants granted to consultants for services rendered of $10,300; the fair market value of stock issued for services of $8,250; depreciation and amortization expense of $35,925; increase in bad debt expense related to accounts receivable of $12,483; and the loss on the disposal of assets of $1,486.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $9,859 for the three months ended September 30, 2002 funded purchases of property and equipment of $9,859.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $263,077 in the three months ended September 30, 2002 was primarily due to principal repayments on notes payable of $261,145 and principal payments under capital lease of $1,932.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. However, the Company does not have sufficient funds to meet its monthly obligations on its WorldCom Note and its past due payroll taxes. In order to meet these monthly commitments, GTC accumulates an accounts payable deficit with WorldCom. As of September 30, 2002, GTC has an outstanding accounts payable balance of $2,568,514 owed to Worldcom. In addition, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts, its contingent liabilities, as well as its planned expansion into India (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts, contingencies and plans. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

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

Under the Agreement, each draw must be for a minimum of $100,000 up to a maximum draw amount equal to 10% of the weighted average price for the Company's common stock for the 60 calendar days immediately prior to the draw down pricing period, as defined, multiplied by the total aggregate trading volume in respect of the common stock for such period. In the event the minimum draw is greater than the maximum draw, the minimum draw shall equal the maximum draw but the minimum draw shall not be less than $25,000. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined in the Agreement.

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

SHORT-TERM DEBT - As of the date of this filing, the Company has made all payments as required in the note with MCI/Worldcom as described in previous filings. The balance of the note is $4,195,706 as of September 30, 2002, and the Company has made principal repayments of $261,145 during period ended September 30, 2002. The Company is in negotiations with MCI/WorldCom to extend the Note. However, no assurances can be made that such negotiations will result in a favorable outcome.

LONG-TERM DEBT - On October 2, 2002, the Company borrowed $100,000 for working capital purposes from a third party. The note is to be repaid plus interest of $20,000 as follows: 1) $7,500 on March 31, 2003, 2) $15,000 on June 30, 2003, 3)
$22,500  on  September 30, 2003, 4) $30,000 on December 31, 2003, and 5) $45,000
on March 31, 2004. In the event of default, the investor shall be entitled to receive either 6,250 shares of the Company's common stock for each week that the default exists or acceleration of repayment.

CONTINGENT LIABILITIES - The Company has recorded an accrual for past due payroll taxes as of September 30, 2002 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $762,000, including approximately $448,000 of penalties and interest, under accrued payroll and related taxes in the accompanying balance sheet at September 30, 2002. The Company expects this matter to be settled and the related accrual paid by December 2002.

PERFEXA  SOLUTIONS

In a continuing effort to decrease its costs of operations and increase its sources of revenue, the Company has determined to expand its operations into the Republic of India. Seeking to capitalize on India's highly educated, English speaking workforce, its inherent cost and labor availability advantages and its historic low employee turnover rates, the Company has initiated plans to develop a call center and IT development center near New Delhi, India. The Company's India operations will be conducted through its subsidiary, Perfexa Solutions, Inc. ("Perfexa-U.S.") and Perfexa-U.S.'s Indian subsidiary, Perfexa Solutions Pvt. Ltd. ("Perfexa-India"). On September 1, 2002, the Board of Directors of GTC authorized the development of the Perfexa Solutions business plan. As a result, on September 13, 2002, GTC's wholly owned subsidiary, GTC Wireless, Inc., which was then inactive, amended its Articles of Incorporation changing its name to Perfexa Solutions, Inc. On September 3, 2002, a Memorandum and Articles of Association was filed pursuant to the Companies Act, 1956 of India, creating Perfexa Solutions Pvt. Ltd.

Perfexa is currently in the process of developing its first call center and technology development center in India. Perfexa's initial plans are to develop and staff a 100 seat call center and information technology development center in Gurgaon, a suburb of New Delhi (the "New Delhi Center"). Perfexa has secured the lease of approximately 15,000 square feet of state-of-the-art office space located in the Unitech Business Park in Gurgaon, with the option of an additional 30,000 square feet in capacity if needed. This facility will house Perfexa's call center, IT development center and executive offices. Build-out of Perfexa's facility has commenced and is scheduled to be completed by January 2003.

Beginning in the first quarter of 2003, Perfexa expects to begin offering outsourced call center services to U.S. companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, Perfexa expects that the IT group will develop customized software solutions for third-part clients.

Management believes that the U.S. based call center industry currently suffers from problems associated with high costs, labor shortages, frequent staff turnover and poor customer service. Despite these problems, U.S. companies are increasingly aware that state-of-the-art customer service is an essential means for them to differentiate their products and services. As a result, more and more companies are discovering that outsourcing their call center and customer care needs can provide them with a cost effective quality solution. India's large, highly skilled English-speaking labor pool is available at a relatively low labor cost. Leveraging the Company's experience in the development of its own call center, Perfexa will utilize India's highly skilled yet low cost workforce to provide outsourced call center solutions and customized information technology solutions for U.S. based companies.

Effective October 1, 2002, Perfexa Solutions Pvt. Ltd., executed a lease for the New Delhi Center at a monthly rate of Rs. 524,348 (approximately $10,500) per month. Pursuant to the lease, the monthly rent was waived for the first three months. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa Solutions Pvt. Ltd., also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $2,776) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

As of October 31, 2002, GTC has advanced Perfexa-U.S. a total of $107,000 for the development of Perfexa's business plan. The advances accrue interest at 10% per annum and are due upon demand.

CAPITAL  EXPENDITURES

The Company expects to purchase approximately $200,000 of additional equipment in connection with the expansion of its business. In addition, as previously discussed, the Company is expanding its operations into the Republic of India through its Perfexa subsidiary. The Company expects to initially fund this expansion with approximately $300,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds. (See Financing in this section).

2001 STOCK INCENTIVE PLAN

During the period ended September 30, 2002, the Company issued options to certain employees to purchase an aggregate of 200,500 shares of common stock at an average exercise price of $0.19 per share pursuant to the Company's 2001 Stock Incentive Plan (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through September 2012.

During the period ended September 30, 2002, the Company issued options pursuant to the Company's 2001 Stock Incentive Plan to certain board of directors and an employee to purchase an aggregate of 35,000 shares of common stock, at an average exercise price of $0.20 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through October 2005.

SUBSIDIARIES

The Company has formed four wholly owned subsidiaries that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., U.S. Main Corporation, and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. offers international calling using a PC to phone connection. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet, U.S. Main Corporation offers private label telecommunications and Internet related needs and Perfexa Solutions, Inc. offers business process outsourcing services.

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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

Resolved  Legal  Proceedings

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On October 2, 2002, pursuant to a note with a third party, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,594 (based on the Black-Scholes pricing model). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

In September 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 25,000 shares of the Company's restricted common stock at an exercise price of $0.20 per share valued at approximately $4,500 (based on the Black-Scholes pricing model). The warrants vest immediately and are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. During the period ended September 30, 2002, 25,000 warrants vested and recorded $4,000 as investor relations expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

In April 2002, the Company entered into an agreement with a third party for investment banking services. Pursuant to the agreement, the Company is required to pay an initial fee of $25,000 and make monthly payments of $5,000 over the term of the agreement, which expires in March 2003. In addition, the Company issued to the investment banking firm 100,000 shares of the Company's restricted stock valued at $16,000 (based on the market price on the date of issuance) and granted warrants valued at approximately $14,000 (based on the Black-Scholes option pricing model) to purchase 100,000 shares of the Company's restricted stock at an exercise price of $0.50 per share. The warrants vested immediately and are exercisable through April 2005. The agreement also provides for the Company to issue the investment banking firm on a monthly basis 25,000 shares of restricted common stock over the term of the agreement. During the year ended June 30, 2002, the Company issued an additional 50,000 shares of restricted common stock valued at $9,750 (based on the current market price on the date of issuance). During the period ended September 30, 2002, the Company has issued an additional 50,000 shares of the Company's restricted common stock, valued at approximately $8,250 (based on the market price on the date of issuance) pursuant to the investment banking agreement.

In September 2002, the Company amended the investment banking agreement so that for the remainder of the agreement, the Company would be obligated to a monthly payment of $2,500 and would issue warrants to purchase 80,000 shares of the Company's restricted common stock at an exercise price of $0.20 per share valued at approximately $14,400 (based on the Black-Scholes pricing model). The warrants vest 10,000 each month thereafter, so long as the Company retains the outside investment banker. The warrants are exercisable for a period of three years from the date of issuance. The investment banking agreement was terminated on October 29, 2002 with 10,000 warrants vested and recorded $1,800 as investment banking expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The issuances were an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended September 30, 2002.

ITEM 5. OTHER INFORMATION

On September 30, 2002, Clay T. Whitehead, a member of the Company's Board of Directors, and the Chairman of the Board's Audit Committee resigned, citing personal reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

99.1 Certification of S. Paul Sandhu, Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99.2 Certification of Gerald A. DeCiccio, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)      Reports  on  Form  8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              GTC TELECOM CORP.


                              By: /s/ S. Paul Sandhu
                              S. Paul Sandhu
                              Chief Executive Officer

                              By:/s/ Gerald A. DeCiccio
                              Gerald A. DeCiccio
                              Chief Financial Officer
                              (Principal Accounting Officer)


Dated: November 13, 2002

                                 CERTIFICATIONS


I, S. Paul Sandhu, certify that:

1.     I have reviewed this report on Form 10-QSB of GTC Telecom Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ S. Paul Sandhu
S. Paul Sandhu
Chief Executive Officer
(Principal Executive Officer)

I, Gerald A DeCiccio, certify that:

1.     I have reviewed this report on Form 10-QSB of GTC Telecom Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Gerald A. DeCiccio
Gerald A. DeCiccio
Chief Financial Officer
(Principal Accounting Officer)