Form 10QSB
period 2002-12-31
GTC TELECOM CORP
filed 2003-02-14
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

  Title of each class of Common Stock          Outstanding at January 31, 2003
  -----------------------------------          -------------------------------
     Common Stock, $0.001 par value                        20,641,622


Transitional Small Business Disclosure Format
(Check one);

Yes [  ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item 1.  Condensed  Consolidated  Financial  Statements

     Condensed  Consolidated Balance Sheets at December 31, 2002 (Unaudited) and
       June 30, 2002

     Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2002 and 2001

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2002 and 2001

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS



                                         GTC TELECOM CORP.
                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       December 31,     June 30,
                                                                          2002            2002
                                                                       (Unaudited)     (Audited)
                                                                     -------------   ------------
ASSETS
  Cash and cash equivalents                                          $     444,364   $    226,066
  Accounts receivable, net of allowance for doubtful accounts of
   Approximately $114,000 and $105,000 at
   December 31, 2002 and June 30, 2002, respectively                     1,180,331      1,324,655
  Deposits                                                                 199,695        120,826
  Prepaid expenses                                                          67,006         32,998
                                                                     -------------   ------------
    Total current assets                                                 1,891,396      1,704,545

Property and equipment, net                                                215,088        254,051
                                                                     -------------   ------------
    Total assets                                                     $   2,106,484   $  1,958,596
                                                                     =============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $   3,498,128   $  2,678,420
  Accrued payroll and related taxes                                        525,066      1,261,695
  Obligation under capital lease                                             8,682          8,088
  Current portion of notes payable                                       1,904,842      4,483,374
  Deferred income                                                           45,067         47,414
                                                                     -------------   ------------
    Total current liabilities                                            5,981,785      8,478,991

Long-term liabilities:
  Obligation under capital lease, net of current portion                    10,769         15,303
  Notes payable, net of current portion                                  2,247,901             --
                                                                     -------------   ------------
    Total long-term liabilities                                          2,258,670         15,303
                                                                     -------------   ------------

    Total Liabilities                                                    8,240,455      8,494,294

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    None issued and outstanding                                                 --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,641,622 and 20,556,622 shares issued and outstanding at
    December 31, 2002 and June 30, 2002, respectively                       20,642         20,557
  Additional paid-in-capital                                             8,813,203      8,723,530
  Note receivable officer                                                  (60,306)       (60,306)
  Accumulated deficit                                                  (14,907,510)   (15,219,479)
                                                                     -------------   ------------
    Total stockholders' deficit                                         (6,133,971)    (6,535,698)
                                                                     -------------   ------------

    Total liabilities and stockholders' deficit                      $   2,106,484   $  1,958,596
                                                                     =============   ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                     GTC TELECOM CORP.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                          Three Months Ended            Six Months Ended
                                                              December 31,                 December 31,
                                                       -----------------------------------------------------
                                                           2002          2001          2002          2001
                                                       -----------------------------------------------------
Revenues:
  Telecommunications                                   $ 3,829,409   $ 4,268,691   $ 7,917,871   $ 8,562,110
  Internet services                                        228,156       156,384       451,742       241,148
                                                       -----------------------------------------------------
    Total revenues                                       4,057,565     4,425,075     8,369,613     8,803,258
                                                       -----------------------------------------------------
Cost of sales:
  Telecommunications                                     1,908,014     2,329,456     3,900,492     4,817,698
  Internet services                                        166,185       101,567       313,903       165,929
                                                       -----------------------------------------------------
    Total cost of sales                                  2,074,199     2,431,023     4,214,395     4,983,627
                                                       -----------------------------------------------------

Gross profit                                             1,983,366     1,994,052     4,155,218     3,819,631
                                                       -----------------------------------------------------
Operating expenses:
  Payroll and related expenses                             939,437     1,004,481     1,917,095     2,055,480
  Selling, general, and administrative expenses          1,029,469     1,290,665     1,982,240     2,431,885
                                                       -----------------------------------------------------
    Total operating expenses                             1,968,906     2,295,146     3,899,335     4,487,365
                                                       -----------------------------------------------------

Operating income (loss)                                     14,460      (301,094)      255,883      (667,734)

Other income (expense), net                                (68,433)     (115,506)     (198,687)     (236,490)
Gain on waiver of payroll tax penalties and interest       257,018            --       257,018            --
                                                       -----------------------------------------------------

Income (loss) before provision for income taxes            203,045      (416,600)      314,214      (904,224)

Provision for income taxes                                      --         2,941         2,245        11,622
                                                       -----------------------------------------------------

Net income (loss)                                      $   203,045   $  (419,541)  $   311,969   $  (915,846)
                                                       =====================================================

Net income (loss) available to common
shareholders per common share:
    Basic                                              $      0.01   $     (0.02)  $      0.02   $     (0.04)
                                                       =====================================================
    Diluted                                            $      0.01   $     (0.02)  $      0.02   $     (0.04)
                                                       =====================================================

Weighted average common shares outstanding:
    Basic                                               20,633,144    20,398,687    20,607,247    20,387,872
                                                       =====================================================
    Diluted                                             20,723,791    20,398,687    20,697,894    20,387,872
                                                       =====================================================




    The accompanying notes are an integral part of these condensed consolidated financial statements.



                                GTC TELECOM CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                               Six Months Ended
                                                                   December 31,
                                                                2002         2001
                                                             ---------   ----------
Cash Flows From Operating Activities:
Net income (loss)                                            $ 311,969   $ (915,846)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                  61,862       66,150
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                12,500       25,000
  Estimated fair market value of stock issued for services       8,250        7,250
  Estimated fair market value of stock and warrants
    granted in  connection with notes payable                    7,146           --
  Bad debt expense                                              57,298      289,382
  Depreciation and amortization                                 72,010      143,904
  Loss on sale of equipment                                      1,486        6,385
  Gain on waiver of payroll tax penalties and interest        (257,018)          --
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets               (25,851)    (446,180)
    Accounts payable and accrued expenses                      819,708    1,307,254
    Accrued payroll and related taxes                         (479,611)     (49,222)
    Deferred income                                             (2,347)      (3,071)
                                                             ---------   ----------

Net cash provided by operating activities                      587,402      431,006
                                                             ---------   ----------

Cash Flows From Investing Activities:
Purchases of property and equipment                            (34,533)    (141,376)
Proceeds from sale of equipment                                     --        1,125
                                                             ---------   ----------

Net cash used in investing activities                          (34,533)    (140,251)
                                                             ---------   ----------

Cash Flows From Financing Activities:
Principal repayments on notes payable                         (580,631)          --
Principal borrowings on notes payables                         250,000           --
Principal payments under capital lease                          (3,940)     (62,978)
Prepayment of registration statement costs                          --     (138,164)
Proceeds from exercise of stock options                             --          100
                                                             ---------   ----------

Net cash used in financing activities                         (334,571)    (201,042)
                                                             ---------   ----------

Net increase in cash and cash equivalents                      218,298       89,713

Cash and cash equivalents at beginning of period               226,066      219,878
                                                             ---------   ----------

Cash and cash equivalents at end of period                   $ 444,364   $  309,591
                                                             =========   ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
 Interest                                                    $ 194,144   $  156,343
                                                             =========   ==========
 Income taxes                                                $   2,245   $   11,622
                                                             =========   ==========




See  accompanying  notes  to  condensed  consolidated  financial  statements for non-cash  investing  and  financing  activities.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of December 31, 2002, and the results of operations for the three and six months ended December 31, 2002 and 2001and cash flows for the six months ended December 31, 2002 and 2001.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2002, the Company has negative working capital of $4,090,389, liabilities relating to the underpayment of payroll taxes (see Note 6), and a stockholders' deficit of $6,133,971; in addition, through December 31, 2002, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 6) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 90,647 and 0 shares were potential additional common shares as of December 31, 2002 and 2001, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and six months ended December 31, 2001, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has not determined the effect, if any, of SFAS 148 on the Company's future financial statements.

NOTE  4  -  NOTES  PAYABLE:

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from a third party. The note is to be repaid plus interest of $20,000 as follows: 1) $7,500 on March 31, 2003, 2) $15,000 on June 30, 2003, 3) $22,500 on
September 30, 2003, 4) $30,000 on December 31, 2003, and 5) $45,000 on March 31,
2004. In the event of default, the investor shall be entitled to receive either 6,250 shares of the Company's common stock for each week that the default exists or acceleration of repayment. In addition, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,595 (based on the Black-Scholes pricing model and the related pro-rata value of the warrants) (see Note 5). The warrants vest immediately and are exercisable for a period of two years from the date of issuance. The Company recorded the value of the related common stock and warrants immediately to interest expense in the accompanying condensed consolidated statements of operations as of December 31, 2002.

On December 5, 2002, GTC borrowed $150,000 for working capital purposes from a third party. The principal plus $25,000 in interest is to be repaid in $25,000 weekly payments beginning January 17, 2003 and ending February 28, 2003. In the event of a default, depending on the type of default, the investor shall be entitled to either accelerate the repayment of the Note or receive $1,000 for each week a repayment is overdue. In addition, GTC issued to the third party 10,000 shares of its restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock) (see note 5). The Company recorded the value of the related value of the common stock immediately to interest expense in the accompanying condensed consolidated statements of operations as of December 31, 2002.

On February 3, 2003, the Company renegotiated the terms of the note payable ("the New Note") due to WorldCom. The New Note converted a previous current note payable with a balance due as of October 15, 2002 of $4,195,706, into a long-term note, payable over 24 months. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18% and the entire unpaid principal and all accrued interest is immediately due and payable. The New Note provides for payments of $125,000 per month for the first twelve months, commencing October 15, 2002, with monthly payments increasing for the final 12 months to $250,672 commencing October 15, 2003. The New Note is secured by substantially all of the assets of the Company (as defined in the agreement). As of the date of this report, the Company has made all payments as required in the New Note.

NOTE  5  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

In December 2002, pursuant to a note with a third party (see Note 4), the Company issued 10,000 shares of the Company's restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock), which was recognized in the accompanying condensed consolidated statement of operations for the period ended December 31, 2002.

In October 2002, pursuant to a note with a third party (see Note 4), the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,595 (based on the Black-Scholes pricing model and the related pro-rata value of the warrants). The warrants vest immediately and are exercisable for a period of two years from the date of issuance. The total amount of $5,661 related to the above restricted common stock and warrants was recognized in the accompanying condensed consolidated statement of operations for the period ended December 31, 2002.

In September 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 25,000 shares of the Company's restricted common stock at an exercise price of $0.20 per share valued at approximately $4,500 (based on the Black-Scholes pricing model), which was recognized in the accompanying condensed consolidated statement of operations for the period ended December 31, 2002. The warrants vest immediately and are exercisable for a period of three years from the date of issuance and contain piggyback registration rights.

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. As of December 31, 2002, an aggregate of 50,000 warrants vested and valued at $8,000 was recorded as investor relations expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

In April 2002, the Company entered into an agreement with a third party for investment banking services (the "Agreement"). Pursuant to the Agreement, the Company is required to pay an initial fee of $25,000 and make monthly payments of $5,000 over the term of the Agreement, which expires in March 2003. In addition, the Company issued to the investment banking firm 100,000 shares of the Company's restricted stock valued at $16,000 (based on the market price on the date of issuance) and granted warrants valued at approximately $14,000 (based on the Black-Scholes option pricing model) to purchase 100,000 shares of the Company's restricted stock at an exercise price of $0.50 per share. The warrants vested immediately and are exercisable through April 2005. The Agreement also provides for the Company to issue the investment banking firm on a monthly basis 25,000 shares of restricted common stock over the term of the Agreement. During the year ended June 30, 2002, the Company issued an additional 50,000 shares of restricted common stock valued at $9,750 (based on the current market price on the date of issuance). During the period ended December 31, 2002, the Company has issued an additional 50,000 shares of the Company's restricted common stock, valued at approximately $8,250 (based on the market price on the date of issuance) pursuant to the Agreement, which was recognized in the accompanying condensed consolidated statement of operations for the period ended December 31, 2002.

In September 2002, the Company amended the Agreement in which the Company is obligated to pay a monthly payment of $2,500 and would issue warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $0.20 per share valued at approximately $14,400 (based on the Black-Scholes pricing model). The warrants vest 10,000 each month thereafter, so long as the Company retains the outside investment banker. The warrants are exercisable for a period of three years from the date of issuance. The Agreement was terminated on October 29, 2002 with no warrants vesting and no expense incurred related to the warrants for the period ending December 31, 2002.

During the period ended December 31, 2002, the Company issued options (pursuant to its 2001 Stock Incentive Plan) to certain employees to purchase an aggregate of 305,000 shares of common stock at an average exercise price of $0.19 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through December 2012.

During the period ended December 31, 2002, the Company issued options (pursuant to its 2001 Stock Incentive Plan) to certain board of directors and an employee to purchase an aggregate of 40,000 shares of restricted common stock, at an average exercise price of $0.19 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through January 2006.

The Company recorded compensation expense for previously issued options of $61,682 and $66,150 in the six month period ended December 31, 2002 and 2001, respectively.

NOTE  6  -  CONTRACTS  AND  CONTINGENCIES:

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $51,500 each month. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to the Internet Service Provider Access agreement due to lower than expected customer counts. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $656,625 as of December 31, 2002. The other agreements have no monthly minimum commitments.

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers' billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in January 2002), the Company is obligated to a minimum monthly commitment of $520,000 and a total purchase requirement of $18,000,000 over the term of the agreement. As of December 31, 2002, the Company has satisfied this commitment. As of December 31, 2002, the Company owes $6,907,084 to WorldCom (including accrued interest on the unpaid balance totaling $10,123) of which $3,014,882 is included in Accounts Payable and the remaining amount of $3,882,079 is included in Notes Payable in the accompanying condensed consolidated balance sheet at December 31, 2002. The Company has negotiated the repayment of this note (see Note 4). For the three month period ended December 31, 2002 and 2001, the Company paid $1,688,825 and $2,211,064, respectively, pursuant to these agreements. For the six month period ended December 31, 2002 and 2001, the Company paid $3,330,783 and $3,779,606, respectively, pursuant to these agreements.

Pursuant to the terms of the contract with MCI/WorldCom, the Company may terminate the agreement upon thirty (30) days written notice provided that the Company pays liquidated damages in an amount equal to the aggregate minimum requirement for the remaining term of the contract if the Company terminates the contract for convenience or if MCI/WorldCom terminates the agreement due to a material breach on the part of the Company prior to the expiration date. The Company has met the minimum commitment to MCI/WorldCom as of December 31, 2002.

PAYROLL TAXES - The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of December 31, 2002 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. In addition, as of December 31, 2002, the Company has successfully negotiated the waiver of $257,018 in penalties and interest, resulting in a corresponding one-time credit recorded in Other Income/Expense in the accompanying condensed consolidated statement of operations. The Company continues to reflect $250,000 of penalties and interest under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at December 31, 2002. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by March 2003.

NOTE  7  -  PERFEXA  SOLUTIONS  SUBSIDIARY:

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

Effective October 1, 2002, Perfexa Solutions Pvt. Ltd. executed a lease for the New Delhi Center at a monthly rate of Rs. 524,348 (approximately $10,500) per month. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa Solutions Pvt. Ltd., also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 215,908 (approximately $4,320) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

For the period ending December 31, 2002, GTC has advanced Perfexa-U.S. a total of $282,000 for the development of Perfexa's business plan, of which $157,421 of start-up costs were recognized in the accompanying condensed consolidated statement of operations for the period ending December 31, 2002. Subsequent to the period ending December 31, 2002, the Company advanced an additional $60,000 to Perfexa-U.S., for an aggregate of $342,000 through February 11, 2003. The advances accrue interest at 10% per annum and are due upon demand.

The  Company  expects  to  continue  funding  this  expansion with an additional
$200,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds.

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

Cost of sales include telecommunications service costs and the costs providing Internet access. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number and terms of the Company's contract in effect of the time of the call. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. The Company will need to implement and improve operational, financial and management information systems. In addition, the Company is implementing new information systems that will provide better record keeping, customer service and billing. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES - Revenues decreased by $367,510 or 8.3% to $4,057,565 in the three months ended December 31, 2002 from $4,425,075 in the three months ended
December 31, 2001. The decrease was due primarily to the decrease in telecommunications revenues of $439,282 despite an increase in Internet revenues of $71,772. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 3,636 and 976 affiliates as of December 31, 2002 and 2001, respectively. In addition, as of December 31, 2002, the Company had 111,740 long distance customers and 6,238 Internet customers, with usage of long distance services of approximately 57,064,000 minutes for the three months ended December 31, 2002 as compared with 112,082 long distance customers and 5,269 Internet customers as of December 31, 2001, with usage of long distance services of approximately 65,192,000 minutes for the three months ended December 31, 2001. The number of customers and minutes of usage have decreased, resulting in a decreased average revenue per long distance customer of $34.27 in the three months ended December 31, 2002 from $38.09 in the three months ended December 31, 2001. Management believes that lower customer counts and minutes are a result of several competitive pressures: the increase in the number of low-priced long distance calling plans available today, the expansion of bundled local/long distance services by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In an effort to increase revenue, the Company has initiated new affinity marketing relationships with groups such as the American Diabetes Association-Western Region, Calvary Chapel-Golden Springs, and the Jewish Community Center-Orange County and signed an affiliate partnership with Kmart, Inc. Additionally, the Company will pursue telemarketing and other alternative marketing strategies to increase revenue.

COST OF SALES - Cost of sales decreased by $356,824 or 14.7% to $2,074,199 in the three months ended December 31, 2002 from $2,431,023 in the three months ended December 31, 2001. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $239,719 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in January 2002 of $181,723 for the three months ended December 31, 2002. In addition, the costs associated with Internet services increased $64,618 for the three months ended December 31, 2002 in proportion with the Company's increased Internet services revenue. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts. See above for the Company's efforts to increase Internet revenues. As a percentage of revenue, cost of sales decreased to 51.1% from 54.9% resulting in a gross margin of 48.9% as compared to 45.1% for the three months ended December 31, 2002 and 2001, respectively.

OPERATING EXPENSES - Operating expenses decreased by $326,240 or 14.2% to $1,968,906 in the three months ended December 31, 2002 from $2,295,146 in the three months ended December 31, 2001. The Company's base level of infrastructure required for its customer service operations and Internet support costs have stabilized, thereby allowing the Company to grow without adding significantly to its operating expenses. The Company has also streamlined operations in the three months ended December 31, 2002, thereby decreasing operating expenses when compared to the three months ended December 31, 2001.
Operating expenses for the three months ended December 31, 2002 were comprised primarily of $933,320 (not including $6,117 related to the Company's Perfexa subsidiary) in salaries and related taxes paid to employees; billing related costs of $256,679; rent of $80,368; bad debt of $45,962; depreciation and amortization expense of $35,402; amortization of previously issued options to employees valued at approximately $28,787; start-up costs of $121,713 associated with the Company's Perfexa subsidiary; and $466,675 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs. Operating expenses for the three months ended December 31, 2001 were comprised primarily of $1,004,481 in salaries and related taxes paid to employees; billing related costs of $324,179; rent of $81,694; bad debt of $131,300; depreciation and amortization expense of $82,425; amortization of previously issued options to employees valued at approximately $33,075; and $637,992 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs.

OTHER INCOME/EXPENSE - Net other income/expense increased by $304,091 to $188,585 for the three months ended December 31, 2002 from $(115,506) for the three months ended December 31, 2001. The increase was primarily due to a one-time credit of $257,018 resulting from waived penalties and interest related to prior past due payroll taxes on the Company's past due payroll tax liability (see below - Contingent Liabilities) and the decrease in interest on the recently renegotiated WorldCom note.

As a result, net income was $203,045 (including a one-time credit of $257,018 resulting from waived penalties and interest on the Company's past due payroll tax liability and Perfexa start-up costs of $121,713), or $0.01 per share, and a net loss of $(419,541), or $(0.02) loss per share, for the three months ended December 31, 2002 and 2001, respectively.

ASSETS AND LIABILITIES - Assets increased by $147,888 to $2,106,484 as of December 31, 2002 from $1,958,596 as of June 30, 2002. The increase was due to net increases in cash and cash equivalents of $218,298, prepaid expenses of $34,008, and deposits of $78,869; net of decreases in accounts receivable of $144,324, and property and equipment of $38,963. Liabilities decreased by $253,839 to $8,240,455 as of December 31, 2002 from $8,494,294 as of June 30,
2002. The decrease was due to decreases in payroll and payroll related liabilities of $736,629 (primarily for amounts associated with past due payroll taxes), notes payable of $330,631 due to principal repayments, obligations under capital lease of $3,940 due to principal payments, and deferred income of $2,347, and net of increases in accounts payable and accrued expenses of $819,708 primarily for amounts owed to WorldCom, associated with telecommunications service costs, and the increase in Internet service provider access fees and customer service operations as a result of the increase in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit decreased by $401,727 to $(6,133,971) as of December 31, 2002 from $(6,535,698) as of June 30, 2002. The decrease  was  attributable  to  net  income of $311,969 in the six months ended
December 31, 2002; amortization of compensation expense related to previously issued options to employees in the amount of $61,862; the fair market value of warrants granted under third party agreements of $12,500; the fair market value of stock issued for services of $8,250, and the fair market value of stock issued and warrants granted pursuant to a note payable of $7,146.

SIX  MONTHS  ENDED  DECEMBER  31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

REVENUES - Revenues decreased by $433,645 or 4.9% to $8,369,613 in the six months ended December 31, 2002 from $8,803,258 in the six months ended December 31, 2001. The decrease was due primarily to the decrease in telecommunications revenues of $644,239 despite an increase in Internet revenues of $210,594. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 3,636 and 976 affiliates as of December 31, 2002 and 2001, respectively. In addition, as of December 31, 2002, the Company had 111,740 long distance customers and 6,238 Internet customers, with usage of long distance services of approximately 115,746,000 minutes for the six months ended December 31, 2002 as compared with 112,082 long distance customers and 5,269 Internet customers as of December 31, 2001, with usage of long distance services of approximately 131,421,000 minutes for the six months ended December 31, 2001. The number of customers and minutes of usage per customer have decreased as previously described above, resulting in a decreased average revenue per long distance customer of $70.86 in the six months ended December 31, 2002 from $76.39 in the six months ended December 31, 2001. In an effort to increase revenue, the Company has initiated new affinity marketing relationships with groups such as the American Diabetes Association-Western Region, Calvary Chapel-Golden Springs, and the Jewish Community Center-Orange County and signed an affiliate partnership with Kmart, Inc. Additionally, the Company will pursue telemarketing and other alternative marketing strategies to increase revenue.

COST OF SALES - Cost of sales decreased by $769,232 or 15.4% to $4,214,395 in the six months ended December 31, 2002 from $4,983,627 in the six months ended December 31, 2001. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $362,498 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in January 2002 of $554,708 for the six months ended December 31, 2002. In addition, the costs associated with Internet services increased $147,974 for the six months ended December 31, 2002 in proportion with the Company's increased Internet services revenue. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts. See above for the Company's efforts to increase Internet revenues. As a percentage of revenue, cost of sales decreased to 50.4% from 56.6% resulting in a gross margin of 49.6% as compared to 43.4% for the six months ended December 31, 2002 and 2001, respectively.

OPERATING EXPENSES - Operating expenses decreased by $588,030 or 13.1% to $3,899,335 in the six months ended December 31, 2002 from $4,487,365 in the six months ended December 31, 2001. The Company's base level of infrastructure required for its customer service operations and Internet support costs have stabilized, thereby allowing the Company to grow without adding significantly to its operating expenses. The Company has also streamlined operations in the six months ended December 31, 2002, thereby decreasing operating expenses when compared to the six months ended December 31, 2001. Operating expenses for the six months ended December 31, 2002 were comprised primarily of $1,910,978 (not including $6,117 related to the Company's Perfexa subsidiary) in salaries and related taxes paid to employees; billing related costs of $536,499; rent of $158,799; bad debt of $57,298; depreciation and amortization expense of $71,326; amortization of previously issued options to employees valued at approximately $61,862; start-up costs of $157,421 associated with the Company's Perfexa subsidiary; and $945,152 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs. Operating expenses for the six months ended December 31, 2001 were comprised primarily of $2,055,480 in salaries and related taxes paid to employees; billing related costs of $664,298; rent of $163,579; bad debt of $289,382; depreciation and amortization expense of $143,904; amortization of previously issued options to employees valued at approximately $66,150; and $1,104,572 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs.

OTHER INCOME/EXPENSE - Net other income/expense increased by $294,821 to $58,331 for the six months ended December 31, 2002 from $(236,490) for the six months ended December 31, 2001. The increase was primarily due to a one-time credit of $257,018 resulting from waived penalties and interest related to prior past due payroll taxes on the Company's past due payroll tax liability (see below - Contingent Liabilities) and the decrease in interest on the recently renegotiated WorldCom Note.

As a result, net income was $311,969 (including a one-time credit of $257,018 resulting from waived penalties and interest on the Company's past due payroll tax liability and Perfexa start-up costs of $157,421), or $0.02 per share, and a net loss of $(915,846), or $(0.04) loss per share, for the three months ended December 31, 2002 and 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had positive cash flows of $218,298 for the six months ended December 31, 2002 resulting from $587,402 of cash provided by the Company's operating activities, offset by $34,533 of cash used in investing activities and $334,571 of cash used in financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $587,402 for the six months ended December 31, 2002 was primarily due to net income of $311,969, changes in operating assets and liabilities, principally accounts payable and accrued expenses of $819,708, and accounts receivable of $87,026, offset partially by accrued payroll and related taxes of $479,611, deposits of $78,869, prepaid expenses of $34,008, and deferred income of $2,347; the fair market value of stock issued for services of $8,250; the amortization of previously issued options vesting to employees in the current period of $61,862; the fair market value of warrants granted under third party agreements of $12,500; the fair market value of stock issued and warrants granted pursuant to a note payable of $7,146; depreciation and amortization expense of $72,010; bad debt expense of approximately $57,298, and the loss on sale of equipment of $1,486, offset partially by the gain on the waiver of payroll tax penalties and interest of $257,018.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $34,533 for the six months ended December 31, 2002 funded purchases of property and equipment of $34,533.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $334,571 in the six months ended December 31, 2002 was primarily due to principal repayments on notes payable of $580,631, and principal payments under capital lease of $3,940, offset primarily by borrowings on notes payable of $250,000.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. However, the Company does not have sufficient funds to meet its monthly obligations on its WorldCom Note and its past due payroll taxes. In order to meet these monthly commitments, GTC accumulates an accounts payable deficit with WorldCom. As of December 31, 2002, GTC has an outstanding accounts payable balance of $3,014,882 owed to WorldCom. In addition, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts, its contingent liabilities, as well as its planned expansion into India (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts, contingencies and plans. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

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

SHORT-TERM DEBT - On December 5, 2002, GTC borrowed $150,000 for working capital purposes from a third party. The principal plus $25,000 in interest is to be repaid in $25,000 weekly payments beginning January 17, 2003 and ending February 28, 2003. In the event of a default, depending on the type of default, the investor shall be entitled to either accelerate the repayment of the Note or receive $1,000 for each week a repayment is overdue. In addition, GTC issued to the third party 10,000 shares of its restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock).

LONG-TERM DEBT - On October 2, 2002, the Company borrowed $100,000 for working capital purposes from a third party. The note is to be repaid plus interest of $20,000 as follows: 1) $7,500 on March 31, 2003, 2) $15,000 on June 30, 2003, 3)
$22,500  on  September 30, 2003, 4) $30,000 on December 31, 2003, and 5) $45,000
on March 31, 2004. In the event of default, the investor shall be entitled to receive either 6,250 shares of the Company's common stock for each week that the default exists or acceleration of repayment. In addition, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,595 (based on the Black-Scholes pricing model and the related pro-rata value of the warrants). The warrants vest immediately and are exercisable for a period of two years from the date of issuance.

On February 3, 2003, the Company renegotiated the terms of the note payable ("the New Note") due to WorldCom. The New Note converted a current note payable balance due as of October 15, 2002 of $4,195,706, into a long-term note, payable over 24 months. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18% and the entire unpaid principal and all accrued interest is immediately due and payable. The New Note provides for payments of $125,000 for the first twelve months, commencing October 15, 2002, with monthly payments increasing for the final 12 months to $250,672 commencing October 15, 2003. The New Note is secured by substantially all of the assets of the Company (as defined in the agreement). As of the date of this report, the Company has made all payments as required in the New Note.

CONTINGENT LIABILITIES - The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of December 31, 2002 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. In addition, as of December 31, 2002, the Company has successfully negotiated the waiver of $257,018 in penalties and interest, resulting in a corresponding one-time credit recorded in Other Income/Expense in the accompanying condensed consolidated statement of operations. The Company continues to reflect $250,000 of penalties and interest related to prior past due payroll taxes under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at December 31, 2002. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by March 2003.

PERFEXA  SOLUTIONS  SUBSIDIARY

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

Perfexa is currently in the process of developing its first call center and technology development center in India. Perfexa's initial plans are to develop and staff a 100 seat call center and information technology development center in Gurgaon, a suburb of New Delhi (the "New Delhi Center"). Perfexa has secured the lease of approximately 15,000 square feet of state-of-the-art office space located in the Unitech Business Park in Gurgaon, with the option of an additional 30,000 square feet in capacity if needed. This facility will house Perfexa's call center, IT development center and executive offices. Build-out of Perfexa's facility has commenced and is scheduled to be completed by February 2003.

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

Effective October 1, 2002, Perfexa Solutions Pvt. Ltd. executed a lease for the New Delhi Center at a monthly rate of Rs. 524,348 (approximately $10,500) per month. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa Solutions Pvt. Ltd., also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 215,908 (approximately $4,320) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

For the period ending December 31, 2002, GTC has advanced Perfexa-U.S. a total of $282,000 for the development of Perfexa's business plan, of which $157,421 of start-up costs were recognized in the accompanying condensed consolidated statement of operations for the period ending December 31, 2002. Subsequent to the period ending December 31, 2002, the Company advanced an additional $60,000 to Perfexa-U.S., for an aggregate of $342,000 through February 11, 2003. The advances accrue interest at 10% per annum and are due upon demand.

CAPITAL  EXPENDITURES

The Company expects to purchase approximately $200,000 of additional equipment in connection with the expansion of its business. In addition, as previously discussed, the Company is expanding its operations into the Republic of India through its Perfexa subsidiary. The Company expects to continue funding this expansion with an additional $200,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds. (See Financing in this section).

2001  STOCK  INCENTIVE  PLAN

During the period ended December 31, 2002, the Company issued options to certain employees to purchase an aggregate of 305,000 shares of common stock at an average exercise price of $0.19 per share pursuant to the Company's 2001 Stock Incentive Plan (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through December 2012.

During the period ended December 31, 2002, the Company issued options pursuant to the Company's 2001 Stock Incentive Plan to certain board of directors and an employee to purchase an aggregate of 40,000 shares of common stock, at an average exercise price of $0.19 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through January 2006.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. As of December 31, 2002, an aggregate of 50,000 warrants vested and valued at $8,000 was recorded as investor relations expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

On October 2, 2002, pursuant to a note with a third party, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,595 (based on the Black-Scholes pricing model and the related pro-rata value of the warrants). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On December 5, 2002, pursuant to a note with a third party, the Company issued 10,000 shares of the Company's restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 3, 2002, the Company held its Annual meeting of Shareholders. Up for consideration by the shareholders at the meeting were two proposals submitted by the Company's Board of Directors.

(1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

                    Number of    Number of        Number of        Number of
Name                Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
------------------  -----------  ---------------  ---------------  -----------

S. Paul Sandhu       15,093,038                0          118,483    5,395,101

Eric A. Clemons      15,093,038                0          118,483    5,395,101

John M. Eger         15,093,038                0          118,483    5,395,101

Gerald A. DeCiccio   15,093,038                0          118,483    5,395,101

(2) Proposal Two involved ratifying the appointment of Squar, Milner, Reehl & Williamson as independent auditors of the Company for the fiscal year ending June 30, 2003. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:


Number of    Number of        Number of        Number of
Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------  ---------------  ---------------  -----------

15,094,156            99,790           17,575    5,395,101

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

(b)          Reports  on  Form  8-K

None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GTC  TELECOM  CORP.


                              By:  /s/  S.  Paul  Sandhu
                              S.  Paul  Sandhu
                              Chief  Executive  Officer
                              (Principal  Executive  Officer)

                              By:/s/  Gerald  A.  DeCiccio
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  February  14,  2003

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

Date:  February  14,  2003

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

Date:  February  14,  2003

/s/  Gerald  A.  DeCiccio
Gerald  A.  DeCiccio
Chief  Financial  Officer
(Principal  Accounting  Officer)