Form 10QSB
period 2003-03-31
GTC TELECOM CORP
filed 2003-05-15
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

  Title of each class of Common Stock          Outstanding at April 30, 2003
  -----------------------------------          -------------------------------
     Common Stock, $0.001 par value                        20,641,622


Transitional Small Business Disclosure Format
(Check one);

Yes [  ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements

     Condensed  Consolidated  Balance  Sheets  at March 31, 2003 (Unaudited) and
      June 30, 2002

     Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2003 and 2002

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2003 and 2002

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS


                                GTC TELECOM CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                                                       March 31,      June 30,
                                                                         2003           2002
                                                                      (Unaudited)     (Audited)
                                                                     -------------  -------------
ASSETS
  Cash and cash equivalents                                          $    135,755   $    226,066
  Accounts receivable, net of allowance for doubtful accounts of approximately $114,000 and $105,000 at
   March 31, 2003 and June 30, 2002, respectively                       1,043,838      1,324,655
  Deposits                                                                148,203        120,826
  Prepaid expenses                                                         54,849         32,998
                                                                     -------------  -------------
    Total current assets                                                1,382,645      1,704,545


Property and equipment, net                                               474,522        254,051
                                                                     -------------  -------------

    Total assets                                                     $  1,857,167   $  1,958,596
                                                                     =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $  3,761,341   $  2,678,420
  Accrued payroll and related taxes                                       455,204      1,261,695
  Obligation under capital lease                                            8,998          8,088
  Current portion of notes payable                                      2,220,061      4,483,374
  Deferred income                                                           2,555         47,414
                                                                     -------------  -------------
    Total current liabilities                                           6,448,159      8,478,991

Long-term liabilities:
  Obligation under capital lease, net of current portion                    8,368         15,303
  Notes payable, net of current portion                                 1,496,196             --
                                                                     -------------  -------------
    Total long-term liabilities                                         1,504,564         15,303
                                                                     -------------  -------------

    Total Liabilities                                                   7,952,723      8,494,294
                                                                     -------------  -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,641,622 and 20,556,622 shares issued and outstanding at
    March 31, 2003 and June 30, 2002, respectively                         20,642         20,557
  Additional paid-in-capital                                            8,841,703      8,723,530
  Note receivable officer                                                 (60,306)       (60,306)
  Accumulated deficit                                                 (14,897,595)   (15,219,479)
                                                                     -------------  -------------
    Total stockholders' deficit                                        (6,095,556)    (6,535,698)
                                                                     -------------  -------------

    Total liabilities and stockholders' deficit                      $  1,857,167   $  1,958,596
                                                                     =============  =============




The  accompanying  notes  are  an  integral part of these condensed consolidated financial  statements.

                                              GTC TELECOM CORP.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)



                                                          Three Months Ended           Nine Months Ended
                                                                March 31,                   March 31,
                                                       ------------------------------------------------------
                                                           2003          2002          2003          2002
                                                       ------------------------------------------------------

Revenues:
  Telecommunications                                   $ 3,702,708   $ 4,181,619   $11,620,579   $12,743,729
  Internet services                                        225,833       227,895       677,575       469,043
                                                       ------------------------------------------------------
    Total revenues                                       3,928,541     4,409,514    12,298,154    13,212,772
                                                       ------------------------------------------------------

Cost of sales:
  Telecommunications                                     1,808,002     2,232,681     5,708,494     7,050,379
  Internet services                                        168,374       129,070       482,277       294,999
                                                       ------------------------------------------------------
    Total cost of sales                                  1,976,376     2,361,751     6,190,771     7,345,378
                                                       ------------------------------------------------------

Gross profit                                             1,952,165     2,047,763     6,107,383     5,867,394

Operating expenses:
  Payroll and related expenses                           1,012,284       981,880     2,929,379     3,037,360
  Selling, general, and administrative expenses            924,584     1,303,460     2,906,824     3,735,345
                                                       ------------------------------------------------------
    Total operating expenses                             1,936,868     2,285,340     5,836,203     6,772,705
                                                       ------------------------------------------------------

Operating income (loss)                                     15,297      (237,577)      271,180      (905,311)

Other expense, net                                         (80,142)     (155,346)     (278,829)     (391,836)
Gain on waiver of payroll tax penalties and interest        75,000            --       332,018            --
                                                       ------------------------------------------------------

Income (loss) before provision for income taxes             10,155      (392,923)      324,369    (1,297,147)

Provision for income taxes                                     240         4,859         2,485        16,481
                                                       ------------------------------------------------------

Net income (loss)                                      $     9,915   $  (397,782)  $   321,884   $(1,313,628)
                                                       ======================================================

Net income (loss) available to common
  shareholders per common share:
    Basic                                              $      0.00   $     (0.02)  $      0.02   $     (0.06)
                                                       ======================================================
    Diluted                                            $      0.00   $     (0.02)  $      0.02   $     (0.06)
                                                       ======================================================

Weighted average common shares outstanding:
    Basic                                               20,641,622    20,406,622    20,618,794    20,394,037
                                                       ======================================================
    Diluted                                             20,985,395    20,406,622    20,962,567    20,394,037
                                                       ======================================================



The  accompanying  notes  are  an  integral part of these condensed consolidated financial  statements.


                                    GTC TELECOM CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                      Nine Months Ended
                                                                            March 31,
                                                                      2003           2002
                                                                  ------------  ------------
                                                                  ------------  ------------
Cash Flows From Operating Activities:
Net income (loss)                                                 $   321,884   $(1,313,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                         86,362        99,225
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                       16,500        25,000
  Estimated fair market value of stock issued for services              8,250         7,250
  Estimated fair market value of stock and warrants
    granted in connection with notes payable                            7,146            --
  Bad debt expense                                                     94,634       337,761
  Depreciation and amortization                                       108,673       227,793
  Gain on waiver of payroll tax penalties and interest               (332,018)           --
  Allowance for related party note receivable                              --       100,000
  Loss on sale of equipment                                             1,486        14,878
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                      136,955      (324,191)
    Accounts payable and accrued expenses                           1,082,921     1,737,638
    Accrued payroll and related taxes                                (474,473)     (196,938)
    Deferred income                                                   (44,859)       (3,987)
                                                                  ------------  ------------

Net cash provided by operating activities                           1,013,461       710,801
                                                                  ------------  ------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                  (296,232)     (167,418)
Proceeds from sale of equipment                                            --         6,625
                                                                  ------------  ------------

Net cash used in investing activities                                (296,232)     (160,793)
                                                                  ------------  ------------

Cash Flows From Financing Activities:
Principal repayments on notes payable                              (1,087,345)     (193,581)
Principal borrowings on notes payables                                285,830            --
Principal payments under capital lease                                 (6,025)      (84,300)
Prepayment of registration statement costs                                 --      (148,164)
Proceeds from exercise of stock options                                    --           100
                                                                  ------------  ------------

Net cash used in financing activities                                (807,540)     (425,945)
                                                                  ------------  ------------

Net increase (decrease) in cash and cash equivalents                  (90,311)      124,063

Cash and cash equivalents at beginning of period                      226,066       219,878
                                                                  ------------  ------------

Cash and cash equivalents at end of period                        $   135,755   $   343,941
                                                                  ============  ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
 Interest                                                         $   284,482   $   303,405
                                                                  ============  ============
 Income taxes                                                     $     2,485   $    16,481
                                                                  ============  ============


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

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of March 31, 2003, and the results of operations for the three and nine months ended March 31, 2003 and 2002 and cash flows for the nine months ended March 31, 2003 and 2002.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company has negative working capital of $5,065,514, liabilities relating to the underpayment of payroll taxes (see Note 6), and a stockholders' deficit of $6,095,556; in addition, through March 31, 2003, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 6) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 343,773 and 0 shares were potential additional common shares as of March 31, 2003 and 2002, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and nine months ended March 31, 2002, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company had adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As approximately 94% of the Company's revenues, income from operations and identifiable assets are from the telecommunications segment, the Company has not made segment disclosures in the accompanying financial statements.

STOCK-BASED COMPENSATION - At March 31, 2003, the Company has two stock-based incentive plans in effect. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred stock-based employee compensation costs of $86,362 and $99,225 for the nine months ended March 31, 2003 and 2002, respectively. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                           NINE MONTHS ENDED
                                                              MARCH 31,
                                                          2003         2002
                                                       ----------  ------------
Net income available to common                         $ 321,884   $(1,313,628)
  stockholders, as reported
Pro forma compensation expense                          (125,000)     (205,000)
                                                       ----------  ------------
Pro forma net income available to common stockholders  $ 196,884   $(1,518,628)
                                                       ==========  ============
Earnings per share, as reported
   Basic                                               $    0.02   $     (0.06)
   Diluted                                             $    0.02   $     (0.06)

Earnings per share, pro forma
   Basic                                               $    0.01   $     (0.07)
   Diluted                                             $    0.01   $     (0.07)

NOTE  4  -  NOTES  PAYABLE:

On December 5, 2002, the Company borrowed $150,000 for working capital purposes from a third party. The principal plus $25,000 in interest is to be repaid in $25,000 weekly payments beginning January 17, 2003 and ending February 28, 2003. In the event of a default, depending on the type of default, the investor shall be entitled to either accelerate the repayment of the Note or receive $1,000 for each week a repayment is overdue. In addition, the Company issued to the third party 10,000 shares of its restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock) (see note 5). The Company recorded the value of the related common stock immediately to interest expense. On March 1, 2003, the Company issued the note holder 50,000 shares of Perfexa Solutions, Inc, ("Perfexa-U.S.") a subsidiary of the Company (see Note 6).

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

NOTE  5  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. As of March 31, 2003, an aggregate of 75,000 warrants vested and valued at $12,000 which was recorded as investor relations expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

On March 1, 2003, the Company issued a note holder 50,000 shares of Perfexa-U.S. (see Note 6 and 7). The effect of the ownership percentage of Perfexa-U.S. was considered insignificant for financial reporting purposes.

During the nine months ending March 31, 2003, the Company issued options (pursuant to its 2001 Stock Incentive Plan) to certain employees to purchase an aggregate of 420,000 shares of common stock at a weighted average exercise price of $0.18 per share (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through March 2013.

During the nine months ending March 31, 2003, the Company issued options (pursuant to its 2001 Stock Incentive Plan) to certain board of directors and an employee to purchase an aggregate of 45,000 shares of restricted common stock, at a weighted average exercise price of $0.19 per share (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vested on the date of grant and are exercisable through January 2006.

The Company recorded compensation expense for previously issued options of $86,362 and $99,225 in the nine month period ended March 31, 2003 and 2002, respectively.

NOTE  6  -  CONTRACTS  AND  CONTINGENCIES:

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $51,500 each month. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to the Internet Service Provider Access agreement due to lower than expected customer counts. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $540,750 as of March 31, 2003. The other agreements have no monthly minimum commitments.

The Company does not own its own long distance network, and pursuant to the Company's contract with MCI/WorldCom, the Company currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customers' billings. Under the terms of an amended contract entered into with MCI/WorldCom on August 10, 1998 (and last amended in January 2002), the Company is obligated to a minimum monthly commitment of $520,000 and a total purchase requirement of $18,000,000 over the term of the agreement. The Company previously satisfied this commitment in October 2002. As of March 31, 2003, the Company owes $6,927,484 to WorldCom (including accrued interest on the unpaid balance totaling $9,197) of which $3,363,760 is included in Accounts Payable and the remaining amount of $3,563,724 is included in Notes Payable in the accompanying condensed consolidated balance sheet at March 31, 2003. The Company has negotiated the repayment of this note (see Note 4). For the three month period ended March 31, 2003 and 2002, the Company paid $1,705,304 and $2,211,699, respectively, pursuant to these agreements. For the nine month period ended March 31, 2003 and 2002, the Company paid $5,036,087 and $5,991,304, respectively, pursuant to these agreements.

Pursuant to the terms of the contract with MCI/WorldCom, the Company may terminate the agreement upon thirty (30) days written notice provided that the Company pays liquidated damages in an amount equal to the aggregate minimum requirement for the remaining term of the contract if the Company terminates the contract for convenience or if MCI/WorldCom terminates the agreement due to a material breach on the part of the Company prior to the expiration date. The Company previously met the minimum commitment to MCI/WorldCom in October 2002.

PAYROLL TAXES - The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of March 31, 2003 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. In addition, as of March 31, 2003, the Company has successfully negotiated the waiver of $332,018 of previously accrued penalties and interest, resulting in a corresponding one-time credit recorded in Other Income/Expense in the accompanying condensed consolidated statement of operations. At March 31, 2003, the Company has accrued approximately $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by June 2003.

NOTE  7  -  PERFEXA  SOLUTIONS  SUBSIDIARY:

In April 2003, Perfexa completed the construction of its call center and IT development center near New Delhi, India. The Company's India operations will be conducted through its subsidiary, Perfexa Solutions, Inc. ("Perfexa-U.S.") and Perfexa-U.S.'s Indian subsidiary, Perfexa Solutions Pvt. Ltd.
("Perfexa-India"). On September 1, 2002, the Board of Directors of GTC authorized the development of the Perfexa Solutions business plan. As a result, on September 13, 2002, GTC's wholly owned subsidiary, GTC Wireless, Inc., which was then inactive, amended its Articles of Incorporation changing its name to Perfexa Solutions, Inc. On September 3, 2002, a Memorandum and Articles of Association was filed pursuant to the Companies Act, 1956 of India, creating Perfexa Solutions Pvt. Ltd. Perfexa-U.S. and Perfexa-India may collectively be referred to herein as Perfexa.

For the period ending March 31, 2003, GTC has advanced Perfexa-U.S. a total of $634,569 for the development of Perfexa's business plan, of which $413,995 of start-up costs were recognized in the accompanying condensed consolidated statement of operations for the period ending March 31, 2003. Subsequent to the period ending March 31, 2003, the Company advanced an additional $80,000 to Perfexa-U.S., for an aggregate of $714,569 through May 12, 2003. The advances accrue interest at 10% per annum and are due upon demand.

The  Company  expects  to  continue  funding  this  expansion with an additional
$200,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds.

NOTE  8  -  SUBSEQUENT  EVENTS:

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note pays simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share. In addition, if converted, the shares contain piggyback registration rights.

In May 2003, the Company borrowed $200,000 for working capital purposes from a third party. The note is to be repaid plus interest of $8,000 upon maturity at June 16, 2003. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 15,000 shares of the Company's restricted common stock valued at $2,810 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in May 2003.

In May 2003, Perfexa-U.S. issued an aggregate of 160,000 shares of its restricted common stock to third party investors resulting in proceeds to the Company of $80,000 at a price of $0.50 per share.

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

Cost of sales include telecommunications service costs and the cost of providing Internet access. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number and terms of the Company's contract in effect of the time of the call. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES - Revenues decreased by $480,973 or 10.9% to $3,928,541 in the three months ended March 31, 2003 from $4,409,514 in the three months ended March 31, 2002. The decrease was due primarily to the decrease in telecommunications revenues of $478,911 and a decrease in Internet revenues of $2,062. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 4,895 and 1,786 affiliates as of March 31, 2003 and 2002, respectively. In addition, as of March 31, 2003, the Company had 106,910 long distance customers and 6,319 Internet customers, with usage of long distance services of approximately 53,892,000 minutes for the three months ended March 31, 2003 as compared with 115,391 long distance customers and 6,021 Internet customers as of March 31, 2002, with usage of long distance services of approximately 63,982,000 minutes for the three months ended March 31, 2002. The number of customers and minutes of usage have decreased, resulting in a decreased monthly average revenue per long distance customer of $12.25 in the three months ended March 31, 2003 from $12.74 in the three months ended March 31, 2002. Management believes that lower customer counts and minutes are a result of several competitive pressures: the increase in the number of low-priced long distance calling plans available today, the expansion of bundled local/long distance services by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In an effort to increase revenue, the Company has initiated new affinity marketing relationships with groups such as the American Diabetes Association-Western Region, Calvary Chapel-Golden Springs, and the Jewish Community Center-Orange County and signed an affiliate partnership with Kmart, Inc. Additionally, the Company will pursue telemarketing and other alternative marketing strategies to increase revenue.

COST OF SALES - Cost of sales decreased by $385,375 or 16.3% to $1,976,376 in the three months ended March 31, 2003 from $2,361,751 in the three months ended March 31, 2002. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $255,704 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in January 2002 of $168,975 for the three months ended March 31, 2003. In addition, the costs associated with Internet services increased $39,304 for the three months ended March 31, 2003 in proportion with the Company's increased Internet services revenue. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts. See above for the Company's efforts to increase Internet revenues. As a percentage of revenue, cost of sales decreased to 50.3% from 53.6% resulting in a gross margin of 49.7% as compared to 46.4% for the three months ended March 31, 2003 and 2002, respectively.

OPERATING EXPENSES - Operating expenses decreased by $348,472 or 15.2% to $1,936,868 in the three months ended March 31, 2003 from $2,285,340 in the three months ended March 31, 2002. The Company has continued to streamline operations in the three months ended March 31, 2003, thereby decreasing operating expenses when compared to the three months ended March 31, 2002. Operating expenses for the three months ended March 31, 2003 were comprised primarily of $913,829 (not including $98,455 related to the Company's Perfexa subsidiary) in salaries and related taxes paid to employees; billing related costs of $211,268; rent of $79,459; bad debt of $37,336; depreciation and amortization expense of $32,753; amortization of previously issued options to employees valued at approximately $24,500; start-up costs of $256,574 associated with the Company's Perfexa subsidiary; and $381,149 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs. Operating expenses for the three months ended March 31, 2002 were comprised primarily of $981,880 in salaries and related taxes paid to employees; billing related costs of $294,660; rent of $74,419; bad debt of $150,989 (including $100,000 for the write-off of a note receivable); depreciation and amortization expense of $83,889; amortization of previously issued options to employees valued at approximately $33,075; and $666,428 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs.

OTHER INCOME/EXPENSE - Net other income/expense decreased by $150,204 to $(5,142) for the three months ended March 31, 2003 from $(155,346) for the three months ended March 31, 2002. The increase was primarily due to a one-time credit of $75,000 resulting from waived penalties and interest related to prior past due payroll taxes on the Company's past due payroll tax liability (see below - Contingent Liabilities) and the decrease in interest on the recently renegotiated WorldCom note.

As a result, net income was $9,915 (including a one-time credit of $75,000 resulting from waived penalties and interest on the Company's past due payroll tax liability and Perfexa start-up costs of $256,574), or $0.00 per share, and a net loss of $(397,782), or $(0.02) loss per share, for the three months ended March 31, 2003 and 2002, respectively.

ASSETS AND LIABILITIES - Assets decreased by $101,429 to $1,857,167 as of March 31, 2003 from $1,958,596 as of June 30, 2002. The decrease was due to net decreases in accounts receivable of $280,817, cash and cash equivalents of $90,311; net of increases in property and equipment of $220,471, deposits of $27,377 and prepaid expenses of $21,851. Liabilities decreased by $541,571 to $7,952,723 as of March 31, 2003 from $8,494,294 as of June 30, 2002. The decrease was due to decreases in payroll and payroll related liabilities of $806,491 (primarily for amounts associated with past due payroll taxes), notes payable of $767,117 due to principal repayments, deferred income of $44,859 and obligations under capital lease of $6,025 due to principal payments, and net of increases in accounts payable and accrued expenses of $1,082,921 primarily for amounts owed to WorldCom, associated with telecommunications service costs, and the increase in Internet service provider access fees.

STOCKHOLDERS' DEFICIT - Stockholders' deficit decreased by $440,142 to $(6,095,556) as of March 31, 2003 from $(6,535,698) as of June 30, 2002. The decrease was attributable to net income of $321,884 in the nine months ended March 31, 2003; amortization of compensation expense related to previously issued options to employees in the amount of $86,362; the fair market value of warrants granted under third party agreements of $16,500; the fair market value of stock issued for services of $8,250, and the fair market value of stock issued and warrants granted pursuant to a note payable of $7,146.

NINE  MONTHS  ENDED  MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

REVENUES - Revenues decreased by $914,618 or 6.9% to $12,298,154 in the nine months ended March 31, 2003 from $13,212,772 in the nine months ended March 31, 2002. The decrease was due primarily to the decrease in telecommunications revenues of $1,123,150 offset by an increase in Internet revenues of $208,532. The backbone of GTC's overall market and development strategy involves the pursuit and establishment of strategic affiliations and alliances with major telecommunication and Internet service companies through partnerships and co-branding. The Company had 4,895 and 1,786 affiliates as of March 31, 2003 and 2002, respectively. In addition, as of March 31, 2003, the Company had 106,910 long distance customers and 6,319 Internet customers, with usage of long distance services of approximately 169,637,000 minutes for the nine months ended March 31, 2003 as compared with 115,391 long distance customers and 6,021 Internet customers as of March 31, 2002, with usage of long distance services of approximately 195,403,000 minutes for the nine months ended March 31, 2002. Although the number of customers and minutes of usage per customer have decreased as previously described above, the average monthly revenue per long distance customer increased to $12.78 for the nine months ended March 31, 2003 from $12.72 in the nine months ended March 31, 2002. Management believes that this increase is due to the loss of lower revenue generating customers. As discussed above, the Company has initiated several strategies in an attempt to increase revenues.

COST OF SALES - Cost of sales decreased by $1,154,607 or 15.7% to $6,190,771 in the nine months ended March 31, 2003 from $7,345,378 in the nine months ended March 31, 2002. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $621,375 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in January 2002 of $720,510 for the nine months ended March 31, 2003. In addition, the costs associated with Internet services increased

$187,278 for the nine months ended March 31, 2003 in proportion with the Company's increased Internet services revenue. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts. See above for the Company's efforts to increase Internet revenues. As a percentage of revenue, cost of sales decreased to 50.3% from 55.6% resulting in a gross margin of 49.7% as compared to 44.4% for the nine months ended March 31, 2003 and 2002, respectively.

OPERATING EXPENSES - Operating expenses decreased by $936,502 or 13.8% to $5,836,203 in the nine months ended March 31, 2003 from $6,772,705 in the nine months ended March 31, 2002. The Company has continued to streamline operations in the nine months ended March 31, 2003, thereby decreasing operating expenses when compared to the nine months ended March 31, 2002. Operating expenses for the nine months ended March 31, 2003 were comprised primarily of $2,824,806 (not including $104,572 related to the Company's Perfexa subsidiary) in salaries and related taxes paid to employees; billing related costs of $747,768; rent of $238,258; bad debt of $98,501; depreciation and amortization expense of $104,079; amortization of previously issued options to employees valued at approximately $86,363; start-up costs of $413,995 associated with the Company's Perfexa subsidiary; and $1,322,433 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs. Operating expenses for the nine months ended March 31, 2002 were comprised primarily of $3,037,360 in salaries and related taxes paid to employees; billing related costs of $956,640; rent of $237,998; bad debt of $437,761 (including $100,000 for the write-off of a note receivable); depreciation and amortization expense of $227,793; amortization of previously issued options to employees valued at approximately $99,225; and $1,775,928 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, Internet support costs and audit and legal costs.

OTHER INCOME/EXPENSE - Net other income/expense increased by $445,025 to $53,189 for the nine months ended March 31, 2003 from $(391,836) for the nine months ended March 31, 2002. The increase was primarily due to a one-time credit of $332,018 resulting from waived penalties and interest related to prior past due payroll taxes on the Company's past due payroll tax liability (see below - Contingent Liabilities) and the decrease in interest on the recently renegotiated WorldCom Note.

As a result, net income was $321,884 (including a one-time credit of $332,018 resulting from waived penalties and interest on the Company's past due payroll tax liability and Perfexa start-up costs of $413,995), or $0.02 per share, and a net loss of $(1,313,628), or $(0.06) loss per share, for the nine months ended March 31, 2003 and 2002, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had negative cash flows of $90,311 for the nine months ended March 31, 2003 resulting from $1,013,461 of cash provided by the Company's operating activities, offset by $807,540 of cash used in financing activities and $296,232 of cash used in investing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $1,013,461 for the nine months ended March 31, 2003 was primarily due to net income of $321,884, changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,082,921, and accounts receivable of $186,183, offset partially by accrued payroll and related taxes of $474,473, deferred income of $44,859, deposits of $27,377, and prepaid expenses of $21,851; the fair market value of stock issued for services of $8,250; the amortization of previously issued options vesting to employees in the current period of $86,362; the fair market value of warrants granted under third party agreements of $16,500; the fair market value of stock issued and warrants granted pursuant to a note payable of $7,146; depreciation and amortization expense of $108,673; bad debt expense of $94,634, and the loss on sale of equipment of $1,486, offset partially by the gain on the waiver of payroll tax penalties and interest of $332,018.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $296,232 for the nine months ended March 31, 2003 funded purchases of property and equipment of $296,232, primarily related to fixed assets purchased in the construction of its call center and technology development center located near New Delhi, India.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $807,540 in the nine months ended March 31, 2003 was primarily due to principal repayments on notes payable of $1,087,345, and principal payments under capital lease of $6,025, offset primarily by borrowings on notes payable of $285,830.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. However, the Company does not have sufficient funds to meet its monthly obligations on its WorldCom Note and its past due payroll taxes. In order to meet these monthly commitments, GTC accumulates an accounts payable deficit with WorldCom. As of March 31, 2003, GTC has an outstanding accounts payable balance of $3,363,760 owed to WorldCom. In addition, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts, its contingent liabilities, as well as its planned expansion into India (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts, contingencies and plans. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

SHORT-TERM DEBT - On December 5, 2002, GTC borrowed $150,000 for working capital purposes from a third party. The principal plus $25,000 in interest is to be repaid in $25,000 weekly payments beginning January 17, 2003 and ending February 28, 2003. In the event of a default, depending on the type of default, the investor shall be entitled to either accelerate the repayment of the Note or receive $1,000 for each week a repayment is overdue. In addition, GTC issued to the third party 10,000 shares of its restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock). On March 1, 2003, the Company issued the note holder 50,000 shares of its Perfexa-U.S. subsidiary.

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note pays simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share. In addition, if converted, the shares contain piggyback registration rights.

On May 2, 2003, the Company borrowed $200,000 for working capital purposes from a third party. The note is to be repaid plus interest of $8,000 upon maturity at June 16, 2003. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 15,000 shares of the Company's restricted common stock valued at $2,810 (based on the market price on the date of grant and the related pro-rata value of the common stock). The company will record the value of the common stock to interest expense in May 2003.

In May 2003, Perfexa-U.S. issued an aggregate of 160,000 shares of its restricted common stock to third party investors resulting in proceeds to the Company of $80,000 at a price of $0.50 per share.

LONG-TERM DEBT - On February 3, 2003, the Company renegotiated the terms of the note payable ("the New Note") due to WorldCom. The New Note converted a current note payable balance due as of October 15, 2002 of $4,195,706, into a long-term note, payable over 24 months. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments as required, at which time the interest rate increases to 18% and the entire unpaid principal and all accrued interest is immediately due and payable. The New Note provides for payments of $125,000 for the first twelve months, commencing October 15, 2002, with monthly payments increasing for the final 12 months to $250,672 commencing October 15, 2003. The New Note is secured by substantially all of the assets of the Company (as defined in the agreement). As of the date of this report, the Company has made all payments as required in the New Note.

CONTINGENT LIABILITIES - At March 31, 2003, the Company has accrued approximately $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. In addition, as of March 31, 2003, the Company has successfully negotiated the waiver of $332,018 in penalties and interest, resulting in a corresponding one-time credit recorded in Other Income/Expense in the accompanying condensed consolidated statement of operations. The Company continues to reflect $175,000 of penalties and interest related to prior past due payroll taxes under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at March 31, 2003. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by June 2003.

PERFEXA  SOLUTIONS  SUBSIDIARY

In a continuing effort to decrease its costs of operations and increase its sources of revenue, the Company has determined to expand its operations into the Republic of India. Seeking to capitalize on India's highly educated, English speaking workforce, its inherent cost and labor availability advantages and its historic low employee turnover rates, the Company has initiated plans to develop a call center and IT development center near New Delhi, India. The Company's India operations will be conducted through its subsidiary, Perfexa-U.S. and Perfexa-U.S.'s Indian subsidiary, Perfexa-India. On September 1, 2002, the Board of Directors of GTC authorized the development of the Perfexa Solutions business plan. As a result, on September 13, 2002, GTC's wholly owned subsidiary, GTC Wireless, Inc., which was then inactive, amended its Articles of Incorporation changing its name to Perfexa Solutions, Inc. On September 3, 2002, a Memorandum and Articles of Association was filed pursuant to the Companies Act, 1956 of India, creating Perfexa Solutions Pvt. Ltd.

In April 2003, Perfexa completed the construction of its call center and technology development center in Gurgaon, a suburb of New Delhi (the "New Delhi Center"). This facility consists of a 100 seat call center and 25 seat information technology development and administrative center.

Initially, Perfexa will provide customer service and IT development services for the Company's telecommunication and Internet users. Subsequently, Perfexa will provide outsourced call center and IT development services for third-party clients.

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

Effective October 1, 2002, Perfexa-India executed a lease for the New Delhi Center at a monthly rate of Rs. 524,348 (approximately $10,500) per month. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa-India, also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 215,908 (approximately $4,320) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

For the period ending March 31, 2003, GTC has advanced Perfexa-U.S. a total of $634,569 for the development of Perfexa's business plan, of which $413,995 of start-up costs were recognized in the accompanying condensed consolidated statement of operations for the period ending March 31, 2003. Subsequent to the period ending March 31, 2003, the Company advanced an additional $80,000 to Perfexa-U.S., for an aggregate of $714,569 through May 12, 2003. The advances accrue interest at 10% per annum and are due upon demand.

CAPITAL  EXPENDITURES

The Company expects to purchase approximately $200,000 of additional equipment on top of the purchases already made in connection with the expansion of its business. In addition, as previously discussed, the Company expanded its operations into the Republic of India through its Perfexa subsidiary. The Company expects to continue funding this expansion with an additional $200,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because the Company presently does not have the capital for such expenditures, it will have to raise these funds. (See Financing in this section).

2001  STOCK  INCENTIVE  PLAN

During the nine months ending March 31, 2003, the Company issued options to certain employees to purchase an aggregate of 420,000 shares of common stock at a weighted average exercise price of $0.18 per share pursuant to the Company's 2001 Stock Incentive Plan (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through March 2013.

During the nine months ending March 31, 2003, the Company issued options pursuant to the Company's 2001 Stock Incentive Plan to certain board of directors and an employee to purchase an aggregate of 45,000 shares of common stock, at a weighted average exercise price of $0.19 per share (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vested on the date of grant and are exercisable through January 2006.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. As of March 31, 2003, an aggregate of 75,000 warrants vested and valued at $12,000 was recorded as investor relations expense under selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

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

(b)  Reports  on  Form  8-K

On February 27, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the appointment of Marilyn K.
Creson  to  the  Company's  Board  of  Directors.

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

                              GTC  TELECOM  CORP.


                              By:  /s/  S.  Paul  Sandhu
                              S.  Paul  Sandhu
                              Chief  Executive  Officer
                              (Principal  Executive  Officer)

                              By:/s/  Gerald  A.  DeCiccio
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  May  15,  2003

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

Date:  May  15,  2003

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

Date:  May  15,  2003

/s/  Gerald  A.  DeCiccio
Gerald  A.  DeCiccio
Chief  Financial  Officer
(Principal  Accounting  Officer)