Form 10KSB
period 2003-06-30
GTC TELECOM CORP
filed 2003-09-29
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended June 30, 2003

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

     State  issuer's  revenues  for its most recent fiscal year.  $15,147,658

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,666,217

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,714,122

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

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operation.

Item  7          Financial  Statements.

Item  8          Changes In and Disagreements With Accountants on Accounting and
                  Financial  Disclosure.

Item  8A         Controls  and  Procedures.

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

Item  14         Principal  Accountant  Fees  and  Services.

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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

GTC Telecom Corp. and subsidiaries, (the "Company" or "GTC") is a service provider whose services include various telecommunication services, Internet related services, and business process outsourcing ("BPO") services. GTC was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company's common stock currently trades on the NASDAQ OTC Bulletin Board under the symbol "GTCC."

The  Company's  services  consist  of  the  following:

TELECOMMUNICATIONS  RELATED  SERVICES

GTC is licensed in every state (except Alaska) and the District of Columbia to provide long distance telecommunications services. The Company primarily services small and medium sized businesses and residential customers throughout the United States and has positioned itself to be a low-cost provider in the marketplace. To date, the Company has operated as a switchless(1), nonfacilities-based reseller of long distance services. By committing to purchase large usage volumes from carriers such as MCI/WorldCom, Inc. pursuant to contract tariffs(2), the Company has been able to procure substantial discounts and offer low-cost, high-quality long distance services to its customers at rates at or below current standard industry levels.

________________________
(1) Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.
(2) Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.

The Company provides long distance telephone service under a variety of plans. These include outbound service, inbound toll-free 800 service and calling card service. The Company does not currently provide local telephone service. However, the Company has recently obtained licenses in the states of California, Colorado, Florida, Massachusetts, New Jersey, Nevada, New York, Ohio, Pennsylvania, and Texas to operate as a Competitive Local Exchange Carrier (a competitive local telephone company or "CLEC"). As a result, the Company is exploring the possibility of providing local telephone service. Whether the Company will be able to provide local telephone services is dependent on its ability to negotiate contracts with third-party providers of local telephone service on favorable terms. The Company has initiated negotiations with certain local telephone providers but has not reached any agreements. Therefore, there can be no assurances that the Company will be able to offer local telephone service.

Telecommunications  Industry  Background

The $90.6 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI/WorldCom and Sprint, which together generated approximately 72.6% of the aggregate revenue of all U.S. long distance interexchange carriers in 2001. Other long distance companies, some with national capabilities, accounted for the remainder of the market.

Based on published FCC estimates(3) toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $90.6 billion in 2001. While industry revenues have grown at a compounded annual rate of 5.1% since 1984, the revenues of carriers other than AT&T, MCI/WorldCom and Sprint have grown at a compounded rate of 27.2% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI/WorldCom and Sprint has grown from 2.6% in 1984 to 27.4% in 2001. During the same period, the market share of AT&T declined from 90.1% to 39.8%.

Prior to the Telecommunications Act, signed by former President Clinton on February 8, 1996, the long distance telecommunications industry had been principally shaped by a court decree between AT&T and the United States Department of Justice, known as the Modification of Final Judgment (the "Consent Decree") that in 1984 required the divestiture by AT&T of its 22 Bell operating companies and divided the country into some 200 Local Access and Transport Areas, or "LATAs". The 22 operating companies, which were combined into seven Regional Bell Operating Companies, or "RBOCs", were given the right to provide local telephone service, local access service to long distance carriers and intraLATA toll service (service within LATAs), but were prohibited from providing interLATA service (service between LATAs). The right to provide interLATA service was maintained by AT&T and the other carriers.

To encourage the development of competition in the long distance market, the Consent Decree and the FCC require most Local Exchange Carriers (dominate local telephone company or "LEC") to provide all carriers with access to local exchange services that is equal in type, quality and price to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These so-called equal access and related provisions are intended to prevent preferential treatment of AT&T.

The Telecommunications Act of 1996 (the "Act") was intended to introduce more competition to U.S. telecommunications markets. In addition to codifying the provisions of the Consent Decree, the Act codifies the LEC's equal access and nondiscrimination obligations with respect to the local services market by requiring LECs to permit interconnection(4) to their networks and establishing among other things, LEC obligations with respect to access, resale, number portability(5), dialing parity(6), access to rights-of-way(7) The duty to afford access to the poles, ducts, conduits, and rights-of-way of a LEC to competing providers of telecommunications services on same rates and terms afforded to the LEC., and mutual compensation. In essence, the Act codifies the LEC's duty to provide to independent service providers (such as the Company) access to the LEC's network under the same terms and restrictions which the LEC is subject to. The Act allows the Company to compete with previously established long distance and local telephone providers under the same terms and conditions as those providers are subject to.

________________________

(3) As published on the FCC's Website located at www.fcc.gov/Bureaus/Common_Carrier/Reports/FCC-State_Link/SOCC/01socc.pdf.
(4) Customer equipment (i.e. customer's telephone or modem) which connects to the service provider's equipment.
(5) Number portability is the capability of individuals, businesses, and organizations to retain their existing telephone number(s) and the same quality of service when switching to a new local service provider.
(6) The duty to provide dialing parity to competing providers of telephone exchange service and telephone toll service, and the duty to permit all such providers to have nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.
(7)The duty to afford access to the poles, ducts, conduits, and rights-of-way of a LEC to competing providers of telecommunications services on same rates and terms afforded to the LEC.

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

INTERNET  RELATED  SERVICES

The Company provides a variety of Internet related services. These services, available to both consumer and business users, include prepaid calling cards through eCallingCards.com, Inc., the Company's wholly owned subsidiary at its web site located at www.ecallingcards.com; and Internet Services Provider access through dial-up access. The Company's Internet related services are billed using the same methods as those used for billing its telecommunication services. The Company's Internet related services, with the exception of its prepaid calling cards, are provided pursuant to contracts with third-party providers, who remain competitors with the Company. By contracting with third-party providers to purchase large quantities of usage volumes, the Company is able to secure significant discounts, which then allows the Company to offer these services to its end-users at rates equal to or less than its competitors.

The Company's Internet Service Provider Access service is currently provided on a nationwide basis. Dial-up service provides unlimited Internet access and several related services using conventional modems at access speeds up to 56 kbps for a monthly fee of $9.95.

BUSINESS  PROCESS  OUTSOURCING  SERVICES

In its continuing efforts to reduce operating expenses as well as locate new revenue opportunities, the Company in 2002 began exploring various options to reduce its labor and overhead costs as well as explore new markets. The Company determined that by developing a call center and IT development center in India, the Company could take advantage of India's highly skilled but vastly lower labor and operating costs thereby allowing for the reduction of a significant portion of the Company's operating overhead. Despite significant start-up costs associated with the development of its Perfexa subsidiary, the Company believes that its Perfexa operations will result in significant savings for the Company. Additionally, the Company's Perfexa operations were designed to provide additional revenue opportunities for the Company in the Business Process Outsourcing Services market (see below). On September 1, 2002, the Company's Board of Directors authorized the development of the Perfexa Solutions business plan. As a result, on September 13, 2002, GTC's wholly owned subsidiary, GTC Wireless, Inc., which was then inactive, amended its Articles of Incorporation changing its name to Perfexa Solutions, Inc. ("Perfexa-U.S."). On September 3, 2002, a Memorandum and Articles of Association was filed pursuant to the Companies Act, 1956 of India, creating Perfexa Solutions Pvt. Ltd ("Perfexa-India"). Perfexa-India is a subsidiary of Perfexa-U.S. Perfexa-U.S. and Perfexa-India will be collectively referred to in this report as Perfexa. In April 2003, Perfexa completed the construction of its first call center and IT development Center in New Delhi, India. This facility consists of a 100 seat call center and 25 seat information technology development and administrative center.

The Company's Perfexa operations provide inbound call center management solutions with future plans for outbound call center management solutions, Information Technology ("IT") management solutions and business operations management solutions. Perfexa's initial solution is to: 1) Capitalize on India's highly educated, English speaking workforce; 2) utilize the inherent cost and labor availability advantages within India; and 3) take advantage of the low employee turnover rates in India, which will enable Perfexa to capitalize on its significant investment in ongoing employee training and development programs which will dramatically improve the quality of the customer care experience. Future plans are to expand into other low cost countries as business develops.

Perfexa currently provides customer service for the Company's approximately 110,000 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

Business  Process  Outsourcing  Industry  Background

Business Process Outsourcing ("BPO") is defined as the delegation of one or more business processes to an external provider who, in turn, owns, administrates and manages the selected process(es), based upon defined and measurable performance metrics. It is intensively collaborative because it focuses on integrating the BPO client's skills, technology base and processes with the BPO provider's distinctive offerings. BPO falls into one or more of the six following categories: administration, finance and accounting, human resources, payment services, logistics and distribution, sales/marketing and customer care.

According to a Gartner Dataquest report, the global BPO market (excluding manufacturing services) will grow from $106.7 billion in 1999 to $301 billion in 2004, at a compound annual growth rate (CAGR) of 23.1 percent. Outsourcing services in the U.S. are expected to grow at the same compounded annual growth rate through 2004 to $61.6 billion. Many other research reports estimate that IT-related outsourcing, representing approximately 40 percent of this year's estimated $214 billion global outsourcing market, is expected to grow at about 18 percent.

The accelerating trend towards new technologies, such as web-based business solutions, is changing the way businesses have been traditionally organized, along both functional and product lines. Traditional methodologies are becoming insufficient to take full advantage of the apparent and underlying opportunities in measuring customer activity. Many companies are seeking to shift the central focus of corporate activity away from products and on to customers or at the very least to learn new ways of managing customer-facing activities. Designing and managing these measurement systems and the Customer Relationship Management ("CRM") technologies around them requires new combinations of skills and roles, for which many companies have not planned or cannot afford. Therefore, GTC and Perfexa believe that many companies are looking to outsource customer support services.

-  Outsourcing  of  Call  Center  Operations

Given the importance of customer interaction, it is not difficult to understand why many companies have chosen to maintain their call centers in-house. However, as companies are starting to observe the success of others in outsourcing their call centers, while at the same time becoming increasingly unwilling to manage the human capital and IT complexities internally, the trend towards outsourcing call centers has gained momentum. IT and Telecommunications research company, International Data Corporation ("IDC") predicts the worldwide call center services market, including outsourcing, consulting/implementation, support and training, will reach approximately $73 billion by 2004, representing a 24% compounded annual growth rate. Business research company Datamonitor, estimates that there were approximately 70,000 call centers within the United States in 1999, accounting for 53% of the call center services market, which is expected to reach $30.7 billion by 2003. There are an additional 30,000 internationally-based call centers. As a result, there is no dominant player in the call center arena; Convergys Corporation, the leading call center outsourcing provider in 2001, captured only 7% share of the market.

It is important to note that according to IDC, by 2004 over 55% of the total call center services market will be dominated by telecommunications, financial services and healthcare. All three of these verticals possess high levels of customer contact, are generally transaction intensive, and have recently gone through some type of industry-wide regulatory change. This, combined with industry consolidation and globalization trends, has encouraged companies within these verticals to outsource their call centers.

Many companies originally battled with the concept of outsourcing critical business functions, especially those regarding direct customer interaction such as call centers. However, more definitive parameters surrounding the definition of core and non-core processes have helped in determining whether to buy or to build processes. More specifically, end-users of outsourcing are increasingly realizing the importance of outsourcing processes that, while not central to the completion of a company's mission, remain critical to the company's success. Examples of departments that generally fall within this non-core, yet critical definition include, but not limited to, product/service support, sales desks, market research and human resource administration. Companies have further looked towards outsourcing these departments as technology and business processes more explicitly converge. As end-users demand tightly integrated, end-to-end solutions that are able to interface with multi-faceted communications channels, companies are increasingly looking to outsourcing vendors to manage the complex technology infrastructures that result.

The method of communication most favored by customers is telephone support, which can be the most expensive when compared to its Internet-based equivalents. For that reason, companies are highly motivated to invest in technology and equipment that supports and promotes more productive, and thus lower-cost, Internet-based contact channels. Datamonitor estimates that approximately 8% of call centers in the United States were web-enabled in 1999. Datamonitor continues to state that by 2003, over 40% will use some type of method for multi-media interaction to communicate with customers, including fax, email, Web-chat, Web-Callback, Voice Over IP, Web Cam and co-browsing. Call centers that are strategically positioning themselves for market dominance are responding to changes in consumer preference by offering a reliable, tightly integrated, sophisticated customer service solution and infrastructure that enables a complete customer profile and transaction history.

-  Outsourcing  of  Information  Technology  Development

Rapid technological change has become an issue for many managers throughout all industries, resulting in more expense to upgrade systems, more time to install and increased complexity to master. For a company whose IT department is a non-core function, maintaining a "step-above" status under these conditions is extraordinarily difficult, especially for small and medium-sized enterprises where cost is a critical factor. These factors have led IT outsourcing, including entire IT departments, to experience exponential growth over recent years.

According to IDC, spending on IT outsourcing service within the United States was approximately $26 billion in 2000 and is expected to increase to $44 billion by 2005, representing an 11.5% compounded growth rate. The combination of the banking, insurance, investment services and other financial services industries continue to exhibit strong IT spending in 2000 and as a group is expected to be the single largest consumer of outsourcing services over the next five years. IDC goes on to say that the U.S. will continue to spend the most on IT outsourcing services, accounting for 44 percent in 2005. Western Europe is the second-biggest spender, with IT outsourcing spending increasing at a compound annual growth rate of 10.3 percent, from $16 billion in 2000 to more than $26 billion in 2005.

The IT outsourcing relationship is focused on customization in order to reflect each client's IT needs, and the agreement often supports IT and operations with the client's business strategy. Examples of IT outsourcing services include hardware facilities management, onsite and offsite support services, server-vaults and data security and disaster recovery capabilities. These relationships typically involve the transfer of IT facilities, staff and hardware.

Employing state-of-the-art technology that supports a company's business strategy has become a vital component to success in the ever-changing, Internet-driven economy. Further, tight labor conditions have made it a challenge to attract, retain and invest in the necessary technology-based human capital and expertise. Companies unable to keep pace on their own have increasingly turned to third parties to help manage their technological infrastructures.

The  India  Advantage

India's large English-speaking labor pool is available at a relatively low labor cost. Perfexa will utilize India's highly skilled software and computer technology workforce to design and develop customized IT solutions for U.S. based companies. According to a survey of U.S. software service vendors conducted by the World Bank, India is one of the leading offshore destinations for companies seeking to outsource software development of IT projects.

Well-educated labor market. India has the second-largest English-speaking labor pool in the world and has a workforce of 390 million. More importantly, India has access to a pool of 15 million Indian college graduates a year. According to Datamonitor, it is not uncommon for a call center in India to have 100% of agents holding graduate degrees. Additionally, most Indians hold the call center industry in high esteem; therefore, being a call center agent is a respectable position. Moreover, in a country where graduate unemployment rates can reach as high as 20% in certain areas, Indian call centers (unlike their American equivalents) have no problem filling seats. It is also important to note that Indian call centers are not faced with the same retention problem that western call centers face. Indian call center turnover rates remain at around 10% or less, whereas American call centers can have turnover as high as 90%.

Low labor costs. Datamonitor research indicates that 67% of the costs endured by U.S. call centers operating in the US can be directly linked to labor, which can reach as high as 72% when the center employs well-educated agents in metropolitan areas. Well-educated and highly trained labor is available in India at much lower cost than in the

United States. Indian call centers, by contrast, spend only 33-40% of their budgets on labor. This figure includes training and other incentives. For example, the average annual salary with benefits for a customer service representative in India is approximately $4,000 compared to $30,000 in the U.S. which represents an 86% savings. Call center managers in India earn approximately $19,000, while a similar position in many areas of the U.S averages $60,000.

Twenty-four hour customer service. India is located four to five hours ahead of Western Europe and ten to thirteen hours ahead of North America, making it an ideal location for companies wishing to implement a 24-hour operation.

Indian government focusing on call center growth. It is suggested by Datamonitor that current tax rates for Indian-majority owned companies are up to 30%, and outsourcers of technology and call centers are allowed a full tax exemption on the export of their services. An initiative has been put in place by India's prime minister in order to create a task force to enforce laws that allow duty-free import of capital goods. Outsourcers investing in computers, switches and other needs for a call center can bring goods into the country while avoiding the normal 25-45% tax.

Development of technology parks. The government has also been responsible for the creation of technology parks, allowing companies to enjoy low rental costs compared to the West, because the cost per square foot is only approximately $1-$3. In general, the parks appear to be most suitable for technology outsourcers because of their IT infrastructure and ability to provide companies with a simple way to achieve tax incentives. However, technology parks are also located in suburbs that are rich with well-educated labor. The government has been dedicated to providing abundant and relatively high-quality telecommunication lines in these parks, which is an additional benefit to outsourcers.

Services  to  be  Offered

Perfexa offers, or expects to offer, a variety of Inbound and Outbound customer care services to third-parties. These include:

Inbound  Services:

   o Help  desk  services;
   o Telephone  based  customer  service;
   o Electronic  customer  service  utilizing  "chat"  systems;
   o Technical  support;
   o E-mail  based  customer  support;
   o Data  entry;  and
   o Inbound  sales.

Outbound  Services:

   o Outbound  telesales  campaigns;
   o Market  research  and  opinion  polls;  and
   o Product  promotion.

Target  Market

Customer support/service is essential to all businesses. Perfexa will focus on markets where it will have a competitive advantage. These markets include:

   o Companies that currently outsource their customer care functions. These customers are already convinced of the advantages of an outsourced solution. Perfexa will focus on taking these customers to the next logical step, an outsourced, offshore solution that offers significant cost reductions; and

   o Companies with customer care needs that require intensive human interaction. Since labor costs are dramatically lower in India, Perfexa will be able to offer these companies significant cost reductions.

As previously noted, telecommunications, financial services and healthcare industries currently dominate the call center market. These industries meet all of the above criteria. By outsourcing customer support functions to Perfexa, these companies will experience additional cost reductions due to Perfexa's cost advantages.

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

Business  Process  Outsourcing  Services

IT Outsourcing. Electronic Data Systems Corporation (EDS) is currently the largest IT outsourcer. According to IDC, EDS captured over 25% of the $25.7 billion IT outsourcing market in 2000. Given the strength of the company's competition, maintaining its sizable market share is not easily accomplished; EDS's most formidable competitor in terms of revenue generation is IT outsourcing giant IBM Global Services, which captured 14% of the segment's market share in 2000. Other competitors include Computer Sciences Corporation, Unisys, Affiliated Computer Systems (ACS), CGI Group Inc. and Science Applications International Corporation (SAIC).

Perfexa's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, or a combination of these factors. Many of these competitors have a more substantial amount of resources and therefore have the greater ability to obtain client contracts where large asset purchases or investments are required. In order to sustain competitive prices, Perfexa must operate with efficient and minimal overhead while building a stable client base. India provides the infrastructure to leverage low cost IT solutions.

Call Center Outsourcing. Convergys is a leading provider of outsourced services within the billing services and software segment as well as the call center services segment. The company handles more than one million customer contacts daily through its 28,000 workstations and manages customer interactions that range from initial product information requests, account activation and product sales to service renewal, billing inquiries and complaint resolution. Additional competitors include Exult, NCO Group, ProBusiness, SITEL Corporation, Synhrgy, Teletech Holdings, Inc, West Corporation, and Peopleclick.

Pricing strategies and cost structures of these major players are generally built on labor rates, technical and operation capabilities, and industry and process knowledge. The required competency is optimization of the business process at hand, and pricing models may be based on cost plus incentives, fixed fee, or per transaction. Perfexa's initial revenues will be derived from the areas of call center and administrative outsourcing services. Critical competitive factors include the ability to measure the quality of job performance and pricing and obtain a solid understanding of clients' specific job requirements through consultative assessments.

Value-added services is one of the key advantages that Perfexa expects to have over other players. By leveraging a highly educated and cost-effective team in India, this advantage is expected to reduce customers' business operating costs by 40% to 50% lower than onshore outsourcing providers. To be successful, Perfexa will offer a distinct value proposition to the client---significant savings by converting fixed employee costs to flexible, variable costs while avoiding large capital expenditures required to implement and maintain call center technologies. The challenge that Perfexa may face is whether it will be able to provide high quality service at a cost savings while at the same time be both profitable and lower-priced than its competitors. There can be no assurances that Perfexa will be able to compete successfully in these markets.

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

MAJOR  SUPPLIERS
The Company does not own its own long distance network and currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of the agreement, the Company was obligated to meet a total purchase requirement of $18,000,000 by August 2003. The Company has met this requirement and is no longer subject to any monthly minimums. The current contract term expired on August 31, 2003, reverting to a month-to-month agreement allowing either party to terminate the agreement upon thirty (30) day's written notice. The Company is currently in negotiations with MCI/WorldCom for new contract terms.

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

To provide redundancy as well as additional capacity, on July 26, 2002, the Company entered into an agreement with an additional national facilities based provider for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer billings. Under the terms of the contract, the Company is obligated to a minimum monthly commitment of $25,000 as of June 30, 2003. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $175,000 as of June 30, 2003. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

In the event that the services provided by MCI/WorldCom to the Company were discontinued, the Company believes that its alternate supplier (as noted in the previous paragraph) will be able to provide it with sufficient levels of services at terms similar to those of MCI/WorldCom. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with MCI/WorldCom or the loss of telecommunications services from MCI/WorldCom may have a material adverse effect on the Company's results of operations and financial condition.

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $51,500 as of June 30, 2003. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated by either party given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $424,875 as of June 30, 2003. The other agreements have no monthly minimum commitments. Although the Company believes that its relationship with these companies is strong and should remain so with continued contract compliance, the termination of the Company's contracts with these companies, the loss of Internet services provided by these companies, or a reduction in the quality of service the Company receives from these companies could have a material adverse effect on the Company's results of operations. In the event that these companies were to discontinue their service to the Company, the Company believes, based upon discussions that the Company has had with other Internet service providers, that it could negotiate and obtain contracts with Internet service providers at comparable rates.

REGULATION

The Company's provisioning of communications services is subject to government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the FCC could materially adversely affect the Company's financial condition or results of operations, particularly if those policies make it more difficult for the Company to obtain service from MCI/WorldCom or other long distance companies at competitive rates, or otherwise increase the cost and regulatory burdens of marketing and providing service. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition or results of operations of the Company.

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

The Company's domestic BPO operations are not currently subject to any State or Federal regulations. However, the Company's Perfexa-India operations are regulated by the policies of the Indian government. Indian law regulates call center activities requiring the registration of call centers with the Indian Department of Telecommunications. The Company's Perfexa-India subsidiary has obtained all required permits and licenses to operate its call center. Pursuant to such licenses, however, the Company must notify and obtain permission from the Indian DOT prior to expansion of its call center. Additionally, in times of war, the Indian government may have the power to appropriate Perfexa-India's facilities.

PATENTS,  TRADEMARKS,  LICENSES
The Company is in the process of obtaining Perfexa service marks for its Perfexa BPO business. However, the Company does not depend upon any patents or trademarks to conduct its business. The Company is required to hold licenses with the Federal Communication Commission for the operation of its telecommunication services. The Company is also required to hold licenses in the states in which it provides intrastate long distance services. Currently, the Company is licensed in every state (except Alaska) and the District of Columbia to provide intrastate services. The Company's federal and state telecommunication licenses are of indefinite length and will remain effective so long as the Company complies with all Federal and State regulations.

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS
The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

NUMBER  OF  EMPLOYEES
As of August 31, 2003, the Company employed approximately 37 people on a full time basis in the United States and 86 people on a full time basis in India.

RISK  FACTORS

The success of the Company and its results of operations are subject to several risks and uncertainties. Such risks include but, are not limited to, the following:

GTC HAS LIMITED OPERATING HISTORY AND LARGE ACCUMULATED DEFICIT. GTC's executive officers commenced its major lines of business - providing long distance and Internet service - relatively recently. Accordingly, your evaluation of GTC will be based on a limited operating history. You must consider that GTC's prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stage of development in new and rapidly evolving markets. As of June 30, 2003, GTC had an accumulated deficit of $15,248,585. GTC's limited operating history and the uncertain nature of the markets it services makes the prediction of future results of operations difficult or impossible. Period-to-period comparisons of GTC's results of operations may not be meaningful and you should not rely on the results for any period as an indication of future performance.

GTC IS DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS. GTC does not own its own long distance network, and pursuant to GTC's contract with WorldCom, GTC currently depends primarily upon WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which GTC bases its customer's billings. For additional details, please see Major Suppliers above.

YOU MAY BE UNABLE TO EFFECTIVELY EVALUATE THE BUSINESS OF THE COMPANY'S PERFEXA SUBSIDIARY BECAUSE PERFEXA'S OUTSOURCED CALL CENTER AND INFORMATION TECHNOLOGY SERVICE BUSINESS HAS EXISTED FOR ONLY A SHORT PERIOD OF TIME. Perfexa-U.S. was originally incorporated on October 3, 2000 as GTC Wireless, Inc. and was inactive until September 13, 2002 when it changed its name to Perfexa Solutions, Inc. Perfexa-U.S. owns 98% of the issued and outstanding capital stock of Perfexa Solutions Pvt. Ltd., a corporation formed under the laws of the Republic of India. Perfexa develops and markets offshore outsourced call center solutions and information technology services to small and medium size companies and does not have an established operating history. Accordingly, you can evaluate Perfexa's business, and therefore its future prospects, based only its very limited operating history. In addition, you must consider Perfexa's prospects in light of the risks, expenses, and difficulties frequently encountered in the establishment of a new business in a rapidly evolving market.

PERFEXA WILL BE SUBJECT TO CERTAIN INHERENT RISKS ASSOCIATED WITH THE REPUBLIC OF INDIA. Perfexa's operating subsidiary, Perfexa Solutions Pvt. Ltd., is incorporated in the Republic of India, and substantially all of Perfexa's assets and employees are located in India. Consequently, Perfexa's financial performance will be affected by political, social and economic developments affecting India, Government of India policies, including taxation and foreign investment policies, government currency exchange control, as well as changes in exchange rates and interest rates.

Regional conflicts in South Asia could adversely affect the Indian economy, disrupt Perfexa's operations and cause its business to suffer. South Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. India's relations with neighboring Pakistan, each a nuclear power, are tense. In April 1999, India and Pakistan each conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in the disputed Himalayan region of Kashmir. India's relations with neighboring China are also tense. Events of this nature in the future could influence the Indian economy and have a material adverse effect on Perfexa's business.

The potential for such hostilities has recently increased as a result of terrorist attacks in the U.S. and the recent attack on the Indian Parliament has increased tensions between India and Pakistan. Events of this nature in the future could influence the Indian economy and could have a material adverse effect on Perfexa's operations and on the market for Perfexa's services.

Political instability or changes in the government in India could delay the liberalization of the Indian economy and adversely affect economic conditions in India generally, which could impact Perfexa's financial results and prospects.

Since 1991, successive Indian governments have pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant. The Government of India has changed five times since 1996. The current Government of India, formed in October 1999, has announced policies and taken initiatives that support the continued economic liberalization policies that have been pursued by previous governments. There can be no assurances that that these liberalization policies will continue in the future. The rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange and other matters affecting investment in its securities could change as well. A significant change in India's economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and Perfexa's business in particular.

PERFEXA'S BUSINESS IS SUBJECT TO FLUCTUATIONS IN FOREIGN CURRENCIES. Perfexa's business is subject to fluctuations in the value of the Indian Rupee against the U.S. dollar due to Perfexa's Indian subsidiary. Operational costs including labor, equipment, and facilities leases could fluctuate depending on the value of the Rupee vis-a-vis the U.S. dollar. In the future, Perfexa may also sell its products and services in other currencies which would make the management of currency fluctuations more difficult.

THE COMPANY'S SECURITIES MAY BE SUBJECT TO REGULATIONS REGARDING PENNY STOCKS. The Company's securities may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Companies' securities and also may affect the ability of shareholders to sell their securities.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934, as amended. Because the Companies' securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Companies and their securities. The rules may further affect the ability of owners of the Companies' securities to sell these securities.

Current and potential shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer of the stock; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market for our stock, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

IN ADDITION TO THE FOREGOING RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS THAT ARE NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. SHAREHOLDERS SHOULD KEEP IN MIND THAT OTHER IMPORTANT RISKS COULD ARISE.

AVAILABLE  INFORMATION

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.gtctelecom.com. The Company's headquarters are located at 3151 Airway Ave., Suite P-3, Costa Mesa, CA 92626. The Company's phone number at that address is (714) 549-7700 and the Company's e-mail address is info@gtctelecom.com.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company leases a total of 10,624 square feet (including 5,685 square feet on a month to month lease) of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of approximately $9,413 (excluding month to month lease) through July 31, 2004, unless terminated by either party with 75 days written notice.

Effective October 1, 2002, Perfexa-India began leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 524,348 (approximately $11,300) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa-India also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $3,000) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance
(including  electricity  and  water)  plus  a  20%  mark-up.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 3, 2002, the Company held its annual shareholder's meeting for the fiscal year ended June 30, 2002. The results of that meeting were previously disclosed on the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 14, 2003. No other matters were submitted to a vote of security holders during the fiscal year ended June 30, 2003.

                                     PART II

ITEM  5.       MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company's common stock currently trades on the NASDAQ OTC Bulletin Board under the symbol "GTCC."


            CALENDAR                         BID  PRICES
              YEAR       PERIOD          HIGH          LOW
              ----       ------          ----          ---

              2001    First  Quarter     0.48          0.25
                      Second Quarter     0.44          0.22
                      Third  Quarter     0.31          0.18
                      Fourth Quarter     0.34          0.17

              2002    First  Quarter     0.27          0.17
                      Second Quarter     0.30          0.15
                      Third  Quarter     0.25          0.15
                      Fourth Quarter     0.22          0.13

              2003    First  Quarter     0.23          0.13
                     Second  Quarter     0.24          0.14

On September 15, 2003, the last sales price per share of the Company's common stock, as reported by the NASDAQ OTC Bulletin Board, was $0.16.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of the close of business on September 15, 2003 was approximately 409. Many of the shares of the Company's common stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the fourth quarter of the fiscal year ended June 30, 2003, the Company issued the following unregistered securities:

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. On May 31, 2003 the final 25,000 of the warrants vested. The warrants are exercisable for a period of three years from the date of issuance. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, pursuant to an agreement with an outside consultant for investor services, the Company issued warrants to purchase up to 40,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $6,400 (based on the Black-Scholes pricing model). The warrants vest in April 2003 and are exercisable for a period of two years from the date of issuance. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

During the fourth quarter of the fiscal year ended June 30, 2003, in connection with a note payable, the Company issued 30,000 shares of the Company's restricted common stock valued at approximately $5,181 (based on the market price on the date of issuance) to a third-party accredited investor (see Item 6. Management's Discussion and Analysis or Plan of Operation - Short-term Debt). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

During the fiscal year ended June 30, 2003, the Company's subsidiary, Perfexa-U.S. issued the following unregistered securities:

On March 1, 2003, Perfexa-U.S. issued 50,000 shares of its "restricted" common stock to an unrelated "accredited" third-party investor at a price of $0.50 per share, resulting in cash of $22,500, net of offering costs of $2,500. The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

On April 23, 2003, Perfexa-U.S. issued a short-term convertible note, principal amount of $125,000, to an unrelated third-party investor. The note bears simple interest of 10% per annum, interest and principal due upon maturity on July 31, 2003. Pursuant to the terms of the Note, the Note is convertible (prior to maturity) at the election of the Holder into shares of Perfexa-U.S.'s common stock at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transaction). In August 2003, the Company repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. Perfexa-U.S. is in the process of renegotiating the terms of the note. The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

In May 2003, Perfexa-U.S. issued an aggregate of 160,000 shares of its "restricted" common stock to two "accredited" unrelated third-party investors at a price of $0.50 per share, resulting in cash of $70,400, net of offering costs of $9,600. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

In June 2003, Perfexa-U.S. initiated a private placement offering of 2,000,000 shares of its "restricted" common stock at a price of $1.00 per share. As of September 15, 2003, 60,000 shares have been issued pursuant to the offering. The issuances were conducted without general solicitation to "accredited investors" pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

The Company provides a number of telecommunications, Internet, and BPO services as previously described. The Company's revenues consist of revenues from the sale of these services. Telecommunication revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

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

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel, and information systems. The Company will need to implement and improve operational, financial, and management information systems. The Company is currently implementing new information systems that will provide better record keeping, customer service and billing. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

The Results of Operations are based on telecommunications services, which are the majority of the business, and that Perfexa is immaterial to the operations at June 30, 2003.

FISCAL  YEAR  ENDED  JUNE  30,  2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

REVENUES - Revenues decreased by $1,983,396 or 11.6% to $15,147,658 for the year ended June 30, 2003 from $17,131,054 for the year ended June 30, 2002. The decrease was due primarily to a decrease in telecommunications revenues of $2,152,257 despite an increase in Internet revenues of $168,861. As of June 30, 2003, the Company had approximately 102,041 long distance customers and 5,965 internet customers, with usage of long distance services of approximately
219,237,000 minutes for the year ended June 30, 2003 as compared with approximately 155,848 long distance customers and 8,623 internet customers, with usage of long distance services of approximately 255,702,000 minutes for the year ended June 30, 2002. Although the number of customers and minutes of usage have decreased, the monthly average revenue per long distance customer has increased to $11.64 for the year ended June 30, 2003 from $8.77 for the year ended June 30, 2002. Management believes that the increase in monthly average revenue per long distance customer is due to the loss of lower revenue generating customers. Management also believes that lower customer counts and minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In an effort to increase revenue, the Company has initiated new affinity marketing relationships with groups such as the American Diabetes Association-Western Region, Calvary Chapel-Golden Springs, and the Jewish Community Center-Orange County and signed an affiliate partnership with Kmart, Inc. Additionally, the Company is in the process of exploring alternative marketing strategies to increase revenue. As of June 30, 2003, Perfexa did not generate any third-party revenue.

COST OF SALES - Cost of sales decreased by $1,642,874 or 18.1% to $7,410,590 for the year ended June 30, 2003 from $9,053,464 for the year ended June 30, 2002. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $1,134,527 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in January 2002 of $749,002 for the year ended June 30, 2003. In addition, the costs associated with Internet services increased $240,655 for the year ended June 30, 2003 in proportion with the Company's increased Internet services revenue. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts (See above for the Company's efforts to increase). As a percentage of revenue, cost of sales was 48.9% and 52.8% resulting in a gross margin of 51.1% and 47.2% for the years ended June 30, 2003 and 2002, respectively.

OPERATING EXPENSES - Operating expenses decreased by $1,102,907 or 12.5% to $7,742,666 for the year ended June 30, 2003 from $8,845,573 for the year ended June 30, 2002. The Company has continued to streamline operations in the year ended June 30, 2003, thereby decreasing operating expenses when compared to the year ended June 30, 2002. As part of its efforts, the Company developed its Perfexa operations which is expected to significantly lower its customer support and related costs.

Operating expenses, individually net of Perfexa related costs, for the year ended June 30, 2003 were comprised primarily of $3,433,528 (net of $371,092 related to the Company's Perfexa subsidiary) in salaries and related taxes paid to employees; billing related costs of $935,486; rent of $313,661; bad debt of $112,770; sales commissions of $149,814; depreciation and amortization expense of $132,257; amortization of previously issued options to employees valued at $113,925; start-up costs of $949,509 (including the $371,092 of Perfexa salaries) associated with the Company's Perfexa subsidiary; and $1,601,716 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Operating expenses for the year ended June 30, 2002 were comprised primarily of $3,975,505 in salaries and related taxes paid to employees; billing related costs of $1,263,020; rent of $315,135; bad debt of $464,225 (including $100,000 for the write-off of a note receivable); sales commissions of $213,280; depreciation and amortization expense of $237,035; amortization of previously issued options to employees valued at $132,300; warrants valued at $39,000 issued to outside consultants; common stock valued at $33,000 issued for services rendered; and $2,173,073 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

OTHER EXPENSE - Net other expense (including waiver of penalties and interest) decreased by $473,626 to $38,913 for the year ended June 30, 2003 from $512,539 for the year ended June 30, 2002. The decrease was primarily due to a one-time credit of $332,018 resulting from waived penalties and interest related to prior past due payroll taxes on the Company's past due payroll tax liability (see below - Contingent Liabilities) and the decrease in interest on the recently renegotiated WorldCom Note.

LOSS ON SALE OF EQUIPMENT - Loss on sale of equipment was $2,419 and $14,878 for the year ended June 30, 2003 and 2002, respectively, primarily due to the disposal of a telephone system.

NET LOSS - As a result, net loss decreased $1,282,561 to $29,106, or $0.00 per share for the year ended June 30, 2003, from a net loss of $1,311,667, or $(0.06) loss per share, for the year ended June 30, 2002, respectively. The net loss for the year ended June 30, 2003 included a one-time credit of $332,018 resulting from waived penalties and interest on the Company's past due payroll tax liability and Perfexa start-up costs of $949,509.

ASSETS AND LIABILITIES - Assets decreased by $139,870 to $1,818,726 at June 30, 2003 from $1,958,596 at June 30, 2002. The decrease was due to net decreases in accounts receivables of $374,567, cash and cash equivalents of $225,566, and deposits of $44,021; net of increases in property and equipment of $376,891, other assets of $75,562, and prepaid expenses of $51,831. Liabilities decreased by $354,917 to $8,139,377 at June 30, 2003 from $8,494,294 at June 30, 2002. The decrease was due to decreases in accounts payable and accrued expenses of $1,148,593 (excluding the conversion of $2,485,551 of previously recorded accounts payable into a long-term note payable), primarily for amounts owed to WorldCom (associated with customer usage), decreases in accrued payroll and payroll related liabilities of $862,226 (excluding a one time credit of $332,018 resulting from waived penalties and interest related to prior past due payroll taxes on the Company's past due payroll tax liability), deferred income of $44,169, and obligations under capital lease of $8,192 primarily due to principal repayments, net of increases in notes payable of $1,708,263 (including the conversion of $2,485,551 of previously recorded accounts payable into along-term note payable, the addition of notes payable of $628,283 and principal repayments of $1,405,571), associated with the decrease in telecommunications service costs, Internet service provider access fees and customer service operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit decreased by $(142,731) to $(6,392,967) at June 30, 2003 from $(6,535,698) at June 30, 2002. The decrease was attributable to the amortization of compensation expense related to previously issued options to employees in the amount of $113,925, the fair market value of warrants granted under a third party agreements of $26,900, the fair market value of stock issued for services of $8,250, the fair market value of stock issued and warrants granted pursuant to a note payable of $12,327, a cumulative translation adjustment of $10,010, and the exercise of stock options by officers of $425, net of current year net loss of $29,106.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had negative cash flows of $225,566 in fiscal year 2003 resulting from $985,137 of cash provided by the Company's operating activities, offset partially by cash used in investing activities of $475,275 and cash used in financing activities of $745,438.

CASH FLOWS FROM OPERATIONS ACTIVITIES - Net cash provided by operating activities of $985,137 in fiscal year 2003 was primarily due to a net loss of $29,106; changes in operating assets and liabilities, principally accounts payable and accrued expenses of $1,336,958, and accounts receivable of $261,796, offset partially by accrued payroll and related taxes of $530,208, deferred income of $44,169, prepaid expenses of $39,115, and deposits and other assets of $44,256; the fair market value of stock issued for services of $8,250; the amortization of previously issued options vesting to employees in the current period of $113,925; the fair market value of warrants granted under third party agreements of $26,900; the fair market value of stock issued and warrants granted pursuant to a note payable of $12,327; depreciation and amortization expense of $149,248; bad debt expense of $112,770, and the loss on sale of equipment of $2,419, offset partially by minority interest of $20,584, and the waiver of payroll tax penalties and interest of $332,018.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $475,275 in fiscal year 2003 funded purchases of property and equipment of $490,413, primarily related to fixed assets purchased in the construction of its call center and technology development center located near New Delhi, India, offset partially by the proceeds from the sale of equipment of $15,138.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $745,438 in fiscal year 2003 was primarily due to principal repayments on notes payable of $1,405,571; and principal repayments under capital lease obligations of $8,192, offset primarily by borrowings on notes payable of $575,000, net proceeds from the issuance of stock of subsidiary totaling $92,900, and proceeds from the exercise of stock options by officers of $425.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. However, the Company does not have sufficient funds to meet its monthly obligations on its WorldCom Note and its past due payroll taxes. In order to meet these monthly commitments, GTC accumulates an accounts payable deficit with WorldCom. As of June 30, 2003, GTC has an outstanding accounts payable balance of $536,629 owed to WorldCom. In addition, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts, its contingent liabilities, as well as its planned expansion into India (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts, contingencies and plans. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India has relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of June 30, 2003, the Company has advanced Perfexa-U.S. $1,244,500 in cash and equipment, of which $525,606 was for capitalized equipment, and allocated $870,302 of administrative expenses. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of June 30, 2003, Perfexa-U.S. has billed GTC $200,047 for such services.

During fiscal year 2003, Perfexa-U.S. issued an aggregate of 210,000 shares of its restricted common stock to third party investors resulting in net proceeds to Perfexa-U.S. of $92,900. In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor (see Short-Term Debt below). Proceeds from the sale of stock and issuance of the note were transferred to GTC as partial repayment of the cash and equipment advances.

As of June 30, 2003, Perfexa-U.S. owes GTC $1,676,855 net of $217,900 repaid by Perfexa-U.S. from funds raised and $200,047 in amounts billed for services rendered.

On June 3, 2003, Perfexa-U.S. initiated a private placement offering of 2,000,000 shares of its restricted common stock at a price of $1.00 per share. Subsequent to June 30, 2003, Perfexa sold 60,000 shares pursuant to this offering, resulting net proceeds of $54,000 which were transferred to GTC as partial repayment of accrued advances.

SHORT-TERM DEBT - In September 2003, the Company borrowed $25,000 for working capital purposes from a third party. The note pays simple interest of 8% per annum with principal and interest due upon maturity at December 3, 2003. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 25,000 shares of the Company's restricted common stock valued at $3,070 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in September 2003.

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note provides for simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transaction). In August 2003, the Company repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. Perfexa-U.S. is in the process of renegotiating the terms of the note.

On May 2, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note, as amended, matures on August 1, 2003. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 30,000 shares of the Company's restricted common stock valued at $5,181 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in the accompanying consolidated statements of operations for the year ended June 30, 2003. On August 4, 2003, the note and interest of $16,000 were repaid.

On March 31, 2003, the Company financed certain components of a new telephone system placed into service by entering into a term note in the amount of $34,398. The note provides for the Company to make monthly payments of $5,500, including interest at a rate of 29.7%, and matures in October 2003. As of the date of this report, the Company has made all payments as required by the note.

On December 5, 2002, GTC borrowed $150,000 for working capital purposes from a third party. Pursuant to the terms of the note, principal plus $25,000 in interest is to be repaid in $25,000 weekly payments beginning January 17, 2003 and ending February 28, 2003. In addition, GTC issued to the third party 10,000 shares of its restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock). As of the date of this report, the Company has made all payments as required by the note.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from a third party. Pursuant to the terms of the note, principal plus interest of $20,000 is to be repaid as follows: 1) $7,500 on March 31, 2003, 2) $15,000 on  June  30, 2003, 3) $22,500 on September 30, 2003, 4) $30,000 on December 31,
2003, and 5) $45,000 on March 31, 2004. In the event of default, the investor shall be entitled to receive either 6,250 shares of the Company's common stock for each week that the default exists or acceleration of repayment. In addition, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,595 (based on the Black-Scholes pricing model and the related pro-rata value of the warrants). The warrants vest immediately and are exercisable for a period of two years from the date of issuance. The Company recorded the value of the related common stock and warrants immediately to interest expense in the accompanying consolidated statements of operations as of June 30, 2003. As of the date of this report, the Company has made all payments as required in the note.

LONG-TERM DEBT - On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable (the "Previous Note") due to WorldCom into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $4,195,706 on the date of renegotiation. In addition, the Company negotiated to convert $2,485,551 of accounts payable to WorldCom to the New Note. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments required, at which time the interest rate increases to 18% and the entire unpaid principal balance plus accrued interest is immediately due and payable. The New Note, as amended, requires principal and interest payments of $125,000 per month through September 15, 2003, $250,000 per month thereafter through October 15, 2004, $250,672 per month thereafter through May 15, 2005, $300,000 per month thereafter through July 15, 2005, and a final payment of $176,335 on August 15, 2005. All other terms remain the same. As of the date of this report, the Company has made all payments as required in the New Note.

In February 2003, the Company financed the purchase of computer equipment placed into service by entering into revolving line of credit in the amount of $18,885. The revolving line of credit provides for the Company to make monthly payments of $485, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $16,710 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2003. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

In August 2003, the Company financed certain component upgrades to its existing telephone system by entering into long term obligations totaling $78,282. One obligation, totaling $42,066, is a note that provides for the Company to make 12 payments of approximately $3,505 per month, with no interest charged, commencing September 2003. The other obligation, totaling $36,216, is a capital lease that provides for the Company to make 60 payments of approximately $822 per month, including interest at a rate of 12.9%, and matures August 2008.

CONTINGENT LIABILITIES - At June 30, 2003, the Company has accrued approximately $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. In addition, as of June 30, 2003, the Company has successfully negotiated the waiver of $332,018 in penalties and interest, resulting in a corresponding one-time credit recorded in Other Income/Expense in the accompanying consolidated statement of operations. The Company continues to reflect $175,000 of penalties and interest related to prior past due payroll taxes under accrued payroll and related taxes in the accompanying consolidated balance sheet at June 30, 2003. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by December 2003.

In September 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 by January 23, 2005, or the Company shall be required to pay liquidated damages as defined in the Agreement. As of the date of this filing, the Company has not drawn down any shares under this Agreement.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

The  Company  does  not  currently  have  any  off-balance  sheet  arrangements.

SUBSIDIARIES

The Company has formed four wholly owned subsidiaries that offer different products and services. The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., U.S. Main Corporation, and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet, and U.S. Main Corporation, currently inactive, was set up to offer private label telecommunications and Internet related needs. Perfexa Solutions, Inc. offers business process outsourcing services.

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

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets and estimates for deferred income tax asset valuations.

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

SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between Squar, Milner, Reehl & Williamson, LLP and Management of the type required to be reported under this Item 8 since the date of their engagement.

ITEM  8A.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company, including its consolidating subsidiaries, that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are appointed annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name               Age     Position(s)
----               ---     -----------

Paul Sandhu         42     Chief  Executive  Officer and Chairman of the Board

Eric Clemons        32     Director,  President, Secretary and Treasurer

Gerald DeCiccio     45     Director  and  Chief  Financial  Officer

John M. Eger        63     Director

Marilyn Creson      51     Director


PAUL SANDHU is currently the Company's Chief Executive Officer and Chairman of the Board of the Company. Mr. Sandhu has been with the Company since its inception. Mr. Sandhu has over thirteen (13) years experience with start-up and emerging growth companies. Mr. Sandhu was Co-Founder, President and Co-Owner of Maximum Security ("Maximum"), a Security and surveillance company he started in 1992. While at Maximum, Mr. Sandhu actively managed a staff of over 200 employees. In 1997 Mr. Sandhu sold the business to his partner. Mr. Sandhu graduated from the University of Punjab in India with a degree in Engineering.

ERIC CLEMONS is currently the Company's President and a member of the Board of Directors of the Company. Mr. Clemons has been with GTC since its inception. Mr. Clemons has over eleven (11) years experience with sales and marketing organizations. Mr. Clemons most recently was Vice President of Marketing for Intelligent Electronic Communications managing a staff of 50 employees.

GERALD DECICCIO joined the Company in January 1999 as Chief Financial Officer and a member of the Board of Directors of the Company. Mr. DeCiccio has over twenty years experience in the financial and accounting field. Prior to joining GTC, Mr. DeCiccio was the Vice President of Finance and Administration for National Telephone & Communications, Inc., ("NT&C") a $150 million inter-exchange carrier and provider of communications products and services. While at NT&C, Mr. DeCiccio managed NT&C's finance, accounting, human resources and legal departments. Between 1995 and 1997, Mr. DeCiccio was the Corporate Controller for Newport Corporation, a $140 million multi-national manufacturer / distributor of laser and optics products. Prior to that, Mr. DeCiccio was the Director of Audit and Quality Systems for Sunrise Medical, Inc., a $750 million multi-national manufacturer / distributor of health care products. From 1980 to 1984, Mr. DeCiccio was a Supervising Senior Accountant for Ernst and Young. Mr. DeCiccio received his Bachelor of Science in Accounting from Loma Linda University, and his Masters of Science in Finance and Systems Technology from the University of Southern California. Mr. DeCiccio is a Certified Public Accountant in the State of California.

JOHN M. EGER has been a member of the Company's Board of Directors since October 1999. He is currently the Chairman of the Board's Compensation and Nominating Committee and a member of the Board's Audit Committee. Mr. Eger is a telecommunications lawyer and former counsel to the international law firm Morrison and Forester and is currently the holder of the prestigious Lionel Van Deerlin Endowed Chair of Communications and Public Policy at San Diego State University. He is also the President and CEO of the World Foundation for Smart Communities, a non-profit, non-governmental educational program dedicated to helping communities understand the importance of information technology as a catalyst for transforming life and work in the 21st Century. Mr. Eger formerly headed CBS Broadcast International, which he established, and was Senior Vice President of the CBS Broadcast Group. From 1971 through 1973, Mr. Eger was legal assistant to the chairman of the Federal Communications Commission, and from 1974 through 1976 served as Telecommunications Advisor to Presidents Nixon and Ford and was also the Head of the White House Office of Telecommunications Policy (OTP). Earlier in his career, Mr. Eger served as a data communications specialist and design director of information systems for the Bell System. From 1976 through 1981, he was a Washington, DC based telecommunications attorney. Other positions Mr. Eger has held include serving as Chairman of the Board of the San Diego Processing Corporation, Chairman of San Diego Mayor Susan Golding's City of the Future Advisory Committee and Chairman of Governor Pete Wilson's California Commission on Information Technology.

MARILYN CRESON was appointed to the Company's Board of Directors on April 21, 2003. She is currently the Chairwoman of the Board's Audit Committee and a member of the Board's Compensation and Nominating Committee. Between November 1994 to March 2002, Ms. Creson served as the Director of Finance for The San Diego Union-Tribune, the nation's 20th largest daily newspaper. From March 1989 to October 1994, Ms. Creson served as the Chief Financial Officer of BSD Bancorp, a bank holding company with combined bank assets of $500 million. Ms. Creson began her career with Price Waterhouse Coopers where she was a Certified Public Accountant in the State of Illinois. Ms. Creson holds an M.B.A. from Michigan State University and a B.S.B.A. from Kansas State University.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company , during the year ended June 30, 2003, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with except as follows: Mr. Sandhu and Mr. Clemons were each late in filing a Form 4 detailing an exercise of options in May 2003.

Family  Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement  in  Legal  Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM  10.  EXECUTIVE  COMPENSATION

On December 1, 1998, the Company entered into an Employment Agreement with Paul Sandhu, the Company's Chief Executive Officer. The Agreement was approved by the Board of Directors of the Company. On September 6, 2001, the Compensation Committee of the Board agreed to revise the Agreement increasing Mr. Sandhu's salary to $184,800. The Agreement continues for an indefinite term but may be canceled at any time by either the Company or Mr. Sandhu. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Sandhu 25% of his then annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Eric Clemons, the Company's President. The Agreement was approved by the Board of Directors of the Company. On September 6, 2001, the Compensation Committee of the Board agreed to revise the Agreement increasing Mr. Clemon's salary to $167,200. The Agreement continues for an indefinite term but may be canceled at any time by either the Company or Mr. Clemons. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. Clemons 25% of his then annual salary as severance.

On December 1, 1998, the Company entered into an Employment Agreement with Gerald DeCiccio, the Company's Chief Financial Officer. The Agreement was approved by the Board of Directors of the Company. On September 6, 2001, the Compensation Committee of the Board agreed to revise the Agreement increasing Mr. DeCiccio's salary to $158,400. The Agreement continues for an indefinite term but may be canceled at any time by either the Company or Mr. DeCiccio. However, if the Company terminates the Agreement without cause, as defined in the Agreement, the Company shall be obligated to pay Mr. DeCiccio 25% of his annual salary as severance.

SUMMARY  COMPENSATION  TABLE
The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2003, 2002, and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Paul Sandhu           2003
(CEO)                (6/30)     $  184,800        -0-           40,000(1)       -0-          -0-        -0-         -0-

                      2002
                     (6/30)        186,450       16,800         12,000(2)       -0-        280,000      -0-       27,139(4)

                      2001
                     (6/30)        105,000        -0-           10,000(3)       -0-        132,500      -0-       13,000(5)

---------------------------------------------------------------------------------------------------------------------------
Eric Clemons          2003
(President)          (6/30)        160,233        -0-              -0-          -0-          -0-        -0-         -0-

                      2002
                     (6/30)        198,550(6)     1,520         12,000(2)       -0-        270,000      -0-       24,554(4)

                      2001
                     (6/30)        145,667       13,680         10,000(3)       -0-        132,500      -0-      100,000(5)
---------------------------------------------------------------------------------------------------------------------------
Gerald DeCiccio       2003
(CFO)                (6/30)        158,400        -0-              -0-          -0-          -0-        -0-        6,092(4)

                      2002
                     (6/30)        155,100       14,400          12,000(2)      -0-        260,000      -0-       17,169(4)

                      2001
                     (6/30)        138,000        -0-              -0-          -0-        177,500      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------
Mark Fleming(7)       2003
(COO)                (6/30)         99,092        -0-            37,850(7)      -0-           -0-       -0-         -0-

                      2002
                     (6/30)        141,483       13,000            -0-          -0-        240,000      -0-       15,500(4)

                      2001
                     (6/30)        124,583        -0-              -0-          -0-         50,000      -0-         -0-
---------------------------------------------------------------------------------------------------------------------------

(1)     Amounts  paid  on  deferred  salary  from  prior  years
(2) Amounts paid for director's fees earned in fiscal year 2001 and paid in fiscal year 2002
(3)     Amounts  paid  for  director's  fees
(4)     Amounts  paid  for  vacation
(5) Includes $13,000 for Mr. Sandhu and $31,820 for Mr. Clemons in non-business expenses paid on behalf of the officers relating to travel and entertainment expenses and $68,180 paid to Mr. Clemons for services rendered on behalf of the Company relating to fund raising activities
(6)     Includes $24,383 of salary advances
(7) Mr. Fleming's resigned on February 28, 2003 and was paid $37,850 as severance and accrued vacation benefits



                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Paul Sandhu                          0                         0  $                      0             n/a
                 ----------------------  -----------------------  ------------------------  ---------------
Eric Clemons                         0                         0  $                      0             n/a
                 ----------------------  -----------------------  ------------------------  ---------------
Gerald DeCiccio                      0                         0  $                      0             n/a
                 ----------------------  -----------------------  ------------------------  ---------------
Mark Fleming(1)                      0                         0  $                      0             n/a
                 ----------------------  -----------------------  ------------------------  ---------------

(1) Mr.  Fleming  resigned  on  February  28,  2003




                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Paul Sandhu                      17,500                     2,975           113,500 / 299,000                   1,125 / 0
Eric Clemons                     25,000                     4,250           174,000 / 271,000                       0 / 0
Gerald DeCiccio                       0                       n/a           407,833 / 188,000                     375 / 0
Mark Fleming(1)                       0                       n/a                 0 / 0                             0 / 0


(1) Mr.  Fleming  resigned  on  February  28,  2003

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of September 15, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                            COMMON STOCK  PERCENT OF
TITLE OF CLASS         NAME AND ADDRESS OF BENEFICIAL OWNER  OUTSTANDING  OUTSTANDING
----------------------- -----------------------------        ----------   ------------
                        Paul Sandhu(1)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                3,863,215      18.65%
----------------------- -----------------------------        ----------   ------------

                        Eric Clemons(2)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  554,522       2.68%
----------------------- -----------------------------        ----------   ------------
                        Gerald A. DeCiccio(3)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  447,833       2.16%
----------------------- -----------------------------        ----------   ------------
                        John M. Eger(4)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  187,500       0.91%
----------------------- -----------------------------        ----------   ------------
                        Marilyn Creson(5)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                    5,000       0.02%
----------------------- -----------------------------        ----------   ------------
                        Mark Fleming(6)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                   10,000       0.04%
----------------------- -----------------------------        ----------   ------------
                        Clay T. Whitehead(7)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  511,816       2.47%
----------------------- -----------------------------        ----------   ------------
                        Reet Trust(8)
                        21520 Yorba Linda, Suite 6227
Common Stock            Yorba Linda, CA 92887                2,000,000       9.66%
----------------------- -----------------------------        ----------   -------------

All Directors and
Officers as a
Group (5
Persons in total)                                            5,058,100       24.42%
----------------------- -----------------------------        ----------   -------------

(1) Includes 168,500 options to acquire shares of Company common stock in accordance with Mr. Sandhu's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 244,000 unvested options to acquire shares of Company common stock granted in accordance with the Company's employee benefit plan.
(2) Includes 219,000 options to acquire shares of Company common stock in accordance with Mr. Clemons' director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 226,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(3) Includes an aggregate of 427,833 options to acquire shares of Company common stock in accordance with Mr. DeCiccio's employment and director compensation agreements and the Company's employee benefit plan. Does not include an aggregate of 168,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(4) Includes an aggregate of 187,500 options to acquire shares of Company common stock in accordance with Mr. Eger's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 20,000 unvested options to acquire shares of Company common stock in accordance with the Company's benefit plan.
(5) Includes an aggregate of 5,000 options to acquire shares of Company common stock in accordance with Ms. Creson's director compensation agreement and the Company's employee benefit plan.
(6)     Mr.  Fleming  resigned  on  February  28,  2003.
(7)     Mr.  Whitehead  resigned  on  September  30,  2002.
(8) The trustee of the Reet Trust is Teg Sandhu, father of Paul Sandhu. However, Paul Sandhu disclaims any beneficial ownership to the shares held by the Reet Trust.

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


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                     EQUITY COMPENSATION PLANS AS OF JUNE 30, 2003


                                     (A)                         (B)                              (C)
                           ---------------------------  ----------------------  --------------------------------------
                           NUMBER OF SECURITIES
                           NUMBER OF SECURITIES         WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR FUTURE
                           TO BE ISSUED UPON EXERCISE   EXERCISE PRICE OF       ISSUANCE UNDER EQUITY COMPENSATION
                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES REFLECTED
                           WARRANTS AND RIGHTS          WARRANTS AND RIGHTS     IN COLUMN (A))
PLAN CATEGORY                        (#)                         ($)                              (#)
-------------------------  ---------------------------  ----------------------  --------------------------------------
Equity compensation plans
approved by security
holders                           2,580,000(1)                 $ 0.45                          3,271,000(2)
-------------------------  ---------------------------  ----------------------  --------------------------------------
Equity compensation plans
not approved by security
holders                            1,416,900                   $ 0.84                                   0
-------------------------  ---------------------------  ----------------------  --------------------------------------
Total                              3,996,900                   $ 0.59                           3,271,000


(1) consists of 851,000 options issued under the 1999 Stock Option Plan and 1,729,000 options issued under the 2001 Stock Incentive Plan
(2) does not include any ungranted options under the 1999 Omnibus Stock Option Plan as this plan was terminated.

1999  STOCK  OPTION  PLAN

On September 20, 1999, the Company's Board of Directors ("Board") approved the GTC Telecom Corp. Omnibus Stock Option Plan (the "1999 Plan"), effective October 1, 1999. The 1999 Plan was approved and ratified by the shareholders on December 13, 1999 at the Company's 1999 annual shareholder's meeting. Under the terms of the 1999 Plan, the Board has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the 1999 Plan to the extent they don't conflict with the terms of the 1999 Plan.

Upon implementation of the Company's 2001 Stock Incentive Plan (as described below), the Company closed the 1999 Plan. As of the date of this report, a total of 851,000 options, previously issued to employees, exercisable at a weighted average of $0.99 per share remain outstanding.

2001  STOCK  INCENTIVE  PLAN

On October 17, 2001, the Company's Board approved the GTC Telecom Corp. 2001 Stock Incentive Plan (the "SIP Plan"), effective January 1, 2002. The SIP Plan was approved and ratified by the shareholders on December 13, 2001 at the Company's 2001 annual shareholder's meeting. The SIP Plan provides for the grant of various types of equity-based incentives including stock options, stock appreciation rights ("SARs"), restricted stock, and cash and stock bonuses, on a current or deferred basis, collectively "Awards." The Company may settle Awards in cash or shares of the Company's Common Stock ("Shares").

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

The SIP Plan may be administered by the Board or by a committee appointed by the Board (the "Committee"). Currently, the Board has appointed the Compensation and Nominating Committee of the Board as the "Committee" or administrator under the SIP Plan. Subject to the express terms of the SIP Plan, the SIP Plan administrator will have broad power to administer, construe, and interpret the SIP Plan.

Awards may be issued for services rendered or to be rendered. Shares also may be issued for any lawful consideration, including cash, other securities or rights. The administrator may authorize loans from the Company to participants (except executive officers of the Company) in the amount necessary for participants to pay the withholding taxes due in connection with the exercise or vesting of Awards. All directors, officers, consultants, and employees of the Company and its subsidiaries are eligible for Award grants. Only persons actually selected by the administrator will be granted Awards.

During the fiscal year ended June 30, 2003, the Company issued options to certain employees to purchase an aggregate of 420,000 shares of common stock at a weighted average exercise price of $0.18 per share pursuant to the SIP Plan (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through March 2013.

During the year ended June 30, 2003, the Company issued options pursuant to the SIP Plan to certain board of directors and an employee to purchase an aggregate of 55,000 shares of common stock, at a weighted average exercise price of $0.20 per share (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vested on the date of grant and are exercisable through April 2006.

NON-PLAN  ISSUANCES

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. As of the date of this report all of the warrants have vested. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights.

In March 2003, pursuant to an agreement with an outside consultant for investor services, the Company issued warrants to purchase up to 40,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $6,400 (based on the Black-Scholes pricing model). The warrants vest immediately and are exercisable for a period of two years from the date of issuance.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In May 2003, the Company's Chief Executive Officer and the Company's President exercised options (previously granted pursuant to their director compensation agreement) to purchase a total of 17,500 and 25,000 shares, respectively, of the Company's common stock for $175 and $250, respectively.

As of June 30, 2003, the Company has net advances to Eric Clemons, President of the Company, of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2003) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2003. There have been no additional advances since June 2001.

In February, 2003, Perfexa-U.S. entered into a Master Services Agreement with its parent, GTC Telecom Corp. whereby Perfexa-U.S. agreed to provide call center outsourcing and Information Technology systems development for GTC. Pursuant to the terms of the Agreement, GTC has agreed to reimburse the Company for such services on a cost plus 5% basis. Work on this agreement commenced May 1, 2003 upon completion of the Company's call center.

Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India has relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of June 30, 2003, the Company has advanced Perfexa-U.S. $1,244,500 in cash and equipment and has been allocated $870,302 as its share of administrative expenses. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand. See Part II, Item 6 Management's Discussion and Analysis, Financing further details. As of June 30, 2003, Perfexa-U.S. owes GTC $1,676,855 net of $217,900 repaid by Perfexa-U.S. from funds raised and $200,047 in amounts billed for services rendered.

See Item 11. Executive Compensation for transactions relating to issuances of options to Officers and Directors from the Company's stock option plans.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K


INDEX  TO  FINANCIAL  STATEMENTS                                    Page
                                                                    ----

Independent Auditors' Report                                        F-1

Consolidated balance sheet at June 30, 2003                         F-2

Consolidated statements of operations for the two year period
ended June  30,  2003  and  2002                                    F-3

Consolidated statements of comprehensive loss for the years
ended June  30,  2003  and  2002                                    F-4

Consolidated statements of stockholders' deficit for the years
ended June  30,  2003  and  2002                                    F-5

Consolidated statements of cash flows for the years ended
June  30,  2003  and  2002                                          F-6

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

EXHIBIT  NO.         DESCRIPTION
------------         -----------

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

*(4.1) GTC Telecom Corp. 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit in the Company's 1999 Proxy Statement).

*(4.2) GTC Telecom Corp. 2001 Stock Incentive Plan (incorporated by reference to Exhibit in the Company's 2001 Proxy Statement).

*(10.1) MCI/WorldCom Telecommunication Resale Contracts (incorporated by reference to Exhibit 10.2 in the Company's Form 10 QSB for the quarter ended September 30, 1999).

                     *(10.1.1)     Program  Enrollment

                     *(10.1.2)     Rate  and  Discount  Schedule

                     *(10.1.3)     Service  Schedule

                     *(10.1.4)     Telecommunications  Service  Agreement

                     *(10.1.5)     Amendment  dated  September  14,  2000

*(10.2) Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Eric Clemons, dated December 1, 1998 (incorporated by reference to Exhibit 10.6 in the Company's Form 10 SB/A filed April 2, 1999).

*(10.3) Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Jerry DeCiccio, dated December 1, 1998(incorporated by reference to Exhibit 10.7 in the Company's Form 10 SB/A filed April 2, 1999).

*(10.4) Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Paul Sandhu, dated December 1, 1998 (incorporated by reference to Exhibit 10.8 in the Company's Form 10 SB/A filed April 2, 1999).

*(10.5) Addendum to Lease dated May 21, 1998 between Southern California Sunbelt Developers, Inc., and GTC Telecom Corp., a Nevada corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant ("Tenant") relating to premises at Suites K-103, K-104, and K-108 The John Wayne Executive Guild Center, 3151 Airway Avenue, Costa Mesa, California 92626 (incorporated by reference to
                     Exhibit 10.7 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001).

*(10.6) Addendum to Lease dated May 21, 1998 between Southern California Sunbelt Developers, Inc., and GTC Telecom Corp., a Nevada corporation; Eric Clemons; and Paul Sandhu Jointly and Severally as Tenant
                     ("Tenant") relating to premises at Suites P-1, P-3 and L-2 The John Wayne Executive Guild Center, 3151 Airway Avenue, Costa Mesa, CA 92626 (incorporated by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001).

(10.7) Lease dated October 1, 2002 between Unitech Limited and Perfexa Solutions Pvt. Ltd. relating to the lease of 1st Floor, Tower A, Unitech Business Park, South City I, Gurgaon, Haryana 122001 India.

*(10.8) UUNET Internet Services Agreement dated May 15, 2002 (incorporated by reference to Exhibit 10.9 in the Company's Form 10 KSB for the year ended June 30, 2002).

21                   Subsidiaries  of  the  Registrant

23                   Consent  of  Squar,  Milner,  Reehl  &  Williamson,  LLP

31.1                 Rule 13a-14(a) Certification of Chief Executive Officer

31.2                 Rule 13a-14(a) Certification of Chief Financial Officer

32.1                 Section 1350 Certification of Chief Executive Officer

32.2                 Section 1350 Certification of Chief Financial Officer


------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

For the fiscal year ended June 30, 2003, the Company's fees for professional services rendered by its Independent Auditors were as follows:

(a) Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's fiscal year 2003 annual consolidated financial statements and review of the consolidated financial statements in the Company's reports on Form 10-QSB: $57,825.

(b)  Audit  Related  Fees:  $7,000.

(c)  Tax  Fees:  $23,765.

(c) All Other Fees: The aggregate fees billed for all other professional services provided to the Company (other than the services described above under (a), (b), and (c)) for the fiscal year ended June 30, 2003: None.

The Audit Committee has considered and determined that the services rendered by the independent certified public accountants with respect to the foregoing fees are compatible with maintaining their independence and all services are pre-approved by the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated  September  29,  2003

                                GTC TELECOM CORP.
                                -----------------
                                  (Registrant)

By:  /s/  PAUL  SANDHU
     -----------------
     PAUL  SANDHU
     Chief Executive Officer and Director

By:  /s/  ERIC  CLEMONS
     ------------------
     ERIC  CLEMONS
     President  and  Director

By:  /s/  GERALD  DECICCIO
     ---------------------
     GERALD  DECICCIO
     Chief  Financial  Officer  and  Director  and
     Principal  Accounting  Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature           Capacity                   Date
     ---------           --------                   ----

/s/  JOHN EGER           Director          September  29,  2003
--------------------
     JOHN EGER

/s/  MARILYN  CRESON     Director          September  29,  2003
--------------------
     MARILYN  CRESON

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheet of GTC Telecom Corp. (the "Company") and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. and subsidiaries at June 30, 2003 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred operating losses in the last two years, has a working capital deficit of $3,601,382, liabilities from the underpayment of payroll taxes, an accumulated deficit of $15,248,585, and a stockholders' deficit of $6,392,967 at June 30, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/  SQUAR,  MILNER,  REEHL  &  WILLIAMSON, LLP



Newport  Beach,  California
August  29,  2003,  except  for  Note  14,  as  to  which  the date  is  September  19,  2003



                        GTC TELECOM CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                                      June 30,
                                                                        2003
                                                                    -------------
ASSETS
  Cash                                                              $        500
  Accounts receivable, net of allowance for doubtful accounts of
   approximately $125,000                                                950,088
  Deposits                                                                76,805
  Prepaid expenses                                                        84,829
                                                                    -------------
    Total current assets                                               1,112,222

Property and equipment, net                                              630,942
Other assets                                                              75,562
                                                                    -------------

    Total assets                                                    $  1,818,726
                                                                    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                             $  1,529,827
  Accrued payroll and related taxes                                      399,469
  Obligation under capital lease                                           8,914
  Current portion of notes payable                                     2,772,149
  Deferred income                                                          3,245
                                                                    -------------
    Total current liabilities                                          4,713,604
                                                                    -------------

Long-term liabilities:
  Obligation under capital lease, net of current portion                   6,285
  Notes payable, net of current portion                                3,419,488
                                                                    -------------

    Total Liabilities                                                  8,139,377
                                                                    -------------

Commitments and contingencies

Minority interest in consolidated subsidiary                              72,316

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                               --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,714,122 shares issued and outstanding                              20,714
  Additional paid-in-capital                                           8,885,200
  Note receivable officer                                                (60,306)
  Accumulated deficit                                                (15,248,585)
  Accumulated other comprehensive income                                  10,010
                                                                    -------------
    Total stockholders' deficit                                       (6,392,967)
                                                                    -------------

    Total liabilities and stockholders' deficit                     $  1,818,726
                                                                    =============


           See accompanying notes to consolidated financial statements


                               GTC TELECOM CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended June 30,
                                                                               --------------------------
                                                                                   2003          2002
                                                                               ------------  ------------

Revenues:
  Telecommunications                                                          $ 14,254,029  $ 16,406,286
  Internet services                                                                893,629       724,768
                                                                               ------------  ------------
    Total revenues                                                              15,147,658    17,131,054
                                                                               ------------  ------------

Cost of sales:
  Telecommunications                                                             6,764,779     8,648,308
  Internet services                                                                645,811       405,156
                                                                               ------------  ------------
    Total cost of sales                                                          7,410,590     9,053,464
                                                                               ------------  ------------

Gross profit                                                                     7,737,068     8,077,590

Operating expenses
  Payroll and related expenses                                                   3,804,620     3,975,505
  Selling, general, and administrative expenses                                  3,938,046     4,870,068
                                                                               ------------  ------------
    Total operating expenses                                                     7,742,666     8,845,573
                                                                               ------------  ------------

Operating loss                                                                      (5,598)     (767,983)

Interest expense                                                                  (370,931)     (512,539)
Waiver of payroll tax penalties and interest                                       332,018            --
Loss on sale of equipment                                                           (2,419)      (14,878)
                                                                               ------------  ------------

Loss before provision for income taxes and minority interest                       (46,930)   (1,295,400)

Provision for income taxes                                                           2,760        16,267
                                                                               ------------  ------------

Loss before minority interest                                                      (49,690)           --

Minority interest in loss of consolidated subsidiaries                              20,584            --
                                                                               ------------  ------------

Net loss available to common shareholders                                      $   (29,106)  $(1,311,667)
                                                                               ============  ============

Basic and diluted net loss available to common
 shareholders per common share:                                                $      0.00   $     (0.06)
                                                                               ============  ============

Basic and diluted weighted average common shares
 outstanding:                                                                   20,634,314    20,412,375
                                                                               ============  ============


           See accompanying notes to consolidated financial statements



                 GTC TELECOM CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                 Year Ended June 30,
                                               -------------------------
                                                   2003        2002
                                               ----------  -------------
Net loss                                       $ (29,106)  $ (1,311,667)

Foreign currency translation adjustment           10,010            --
                                               ----------  -------------
Comprehensive loss                             $ (19,096)  $ (1,311,667)
                                               ==========  =============









     See accompanying notes to consolidated financial statements


                                       GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2003


                                                                                            Accumulated
                                                     Additional      Note                      Other         Total
                                     Common Stock       Paid-in   Receivable  Accumulated  Comprehensive  Stockholders'
                                  Shares     Amount     Capital     Officer     Deficit       Income        Deficit
                                ----------  -------  ----------   ---------  -------------  -----------   -----------
BALANCE AT JUNE 30, 2001        20,371,622  $20,372  $8,667,479   $(60,306)  $(13,907,812)  $        --   $(5,280,267)

Estimated fair market value of
stock issued for services
 rendered                          175,000      175      32,825         --             --            --        33,000
Estimated fair market value of
 warrants granted to
 consultants for services
 rendered                               --       --      39,000         --             --            --        39,000
Estimated fair market value of
 vested options granted to
 directors and employees for
 compensation                           --       --     132,300         --             --            --       132,300
Registration statement fees             --       --    (148,164)        --             --            --      (148,164)
Exercise of stock options by
 officer                            10,000       10          90         --             --            --           100
Net loss                                --       --          --         --     (1,311,667)           --    (1,311,667)
                                ----------  -------  ----------   ---------  -------------  -----------   -----------
BALANCE AT JUNE 30, 2002        20,556,622   20,557   8,723,530    (60,306)   (15,219,479)           --    (6,535,698)
                                ----------  -------  ----------   ---------  -------------  -----------   -----------

Estimated fair market value of
 stock issued for services
 rendered                           50,000       50       8,200         --             --            --         8,250
Estimated fair market value of
 stock and warrants issued in
 connection with notes payable      65,000       65      12,262         --             --            --        12,327
Estimated fair market value of
 warrants granted to
 consultants for services
 rendered                               --       --      26,900         --             --            --        26,900
Estimated fair market value of
 vested options granted to
 employees for compensation             --       --     113,925         --             --            --       113,925
Exercise of stock options by
 officers                           42,500       42         383         --             --            --           425
Net loss                                --       --          --         --        (29,106)           --       (29,106)
Cumulative translation
 adjustment                             --       --          --         --             --        10,010        10,010
                                ----------  -------  ----------   ---------  -------------  -----------   -----------

BALANCE AT JUNE 30, 2003        20,714,122  $20,714  $8,885,200   $(60,306)  $(15,248,585)  $    10,010   $(6,392,967)
                                ==========  =======  ==========   =========  =============  ===========   ===========


            See accompanying notes to consolidated financial statements


                                GTC TELECOM CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended June 30,
                                                                                 -------------------------
                                                                                    2003           2002
                                                                                 -----------   -----------
Cash Flows From Operating Activities:
Net loss                                                                         $   (29,106)  $(1,311,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Estimated fair market value of vested options granted
    to employees for compensation                                                    113,925       132,300
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                                      26,900        39,000
  Estimated fair market value of stock issued for services                             8,250        33,000
  Estimated fair market value of stock and warrants
    granted in connection with notes payable                                          12,327            --
  Bad debt expense                                                                   112,770       364,225
  Depreciation and amortization                                                      149,248       237,035
  Waiver of payroll tax penalties and interest                                      (332,018)           --
  Minority interest in loss of consolidated subsidiaries                             (20,584)           --
  Allowance for related party note receivable                                             --       100,000
  Loss on sale of equipment                                                            2,419        14,878
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                                     178,425      (226,857)
    Accounts payable and accrued expenses                                          1,336,958     1,864,951
    Accrued payroll and related taxes                                               (530,208)     (382,533)
    Deferred income                                                                  (44,169)       (3,473)
                                                                                 -----------   -----------

Net cash provided by operating activities                                            985,137       860,859
                                                                                 -----------   -----------

Cash Flows From Investing Activities:
Purchases of property and equipment                                                 (490,413)     (171,771)
Proceeds from sale of equipment                                                       15,138         6,625
                                                                                 -----------   -----------

Net cash used in investing activities                                               (475,275)     (165,146)
                                                                                 -----------   -----------

Cash Flows From Financing Activities:
Principal repayments on notes payable                                             (1,405,571)     (448,630)
Principal borrowings on notes payable                                                575,000            --
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $12,100                                                           92,900            --
Principal repayments under capital lease obligations                                  (8,192)      (92,831)
Proceeds from exercise of stock options                                                  425           100
Payment of registration statement costs                                                   --      (148,164)
                                                                                 -----------   -----------

Net cash used in financing activities                                               (745,438)     (689,525)

Cumulative translation adjustment                                                     10,010            --

Net increase/(decrease) in cash                                                     (225,566)        6,188

Cash at beginning of period                                                          226,066       219,878
                                                                                 -----------   -----------

Cash at end of period                                                            $       500   $   226,066
                                                                                 ===========   ===========


            See accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



Supplemental  disclosure  of  cash  flow  information:

                                                  Year  Ended  June  30,
                                                  ----------------------
                                                    2003          2002
                                                    ----          ----
     Cash  paid  during  the  year  for:
        Interest                                 $ 358,686      $ 439,068
        Income  taxes                            $   2,760      $  16,267

On May 30, 2003, the Company converted trade accounts payable totaling $2,485,551, into a note payable (see Note 5).

During the year ended June 30, 2003, the Company financed the purchase of equipment totaling $53,283 (see Note 5).

On January 23, 2002, the Company placed software used in the Company's operations into service. The software was financed with a capital lease of $7,098 (see Note 3).

On February 15, 2002, the Company placed a new telephone system into service at a cost of $120,686. The telephone system was purchased using a cash downpayment of $23,786, and entering into a note payable of $70,400, and a capital lease of $21,000 less a trade-in allowance of $5,500 (See Notes 3).

See accompanying notes to consolidated financial statements for additional non-cash investing and financing activities.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

NOTE  1  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION AND OPERATIONS - GTC Telecom Corp. and subsidiaries (the "Company" or "GTC") provide various services including, telecommunication services, which includes long distance telephone and calling card services, Internet related services including Internet service provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada
Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company trades on the Over-The-Counter Bulletin Board under the symbol "GTCC".

PERFEXA - The Company provides inbound call center management solutions with future plans for outbound call center management solutions, Information Technology ("IT") management solutions and business operations management solutions through its majority owned subsidiary Perfexa Solutions, Inc. ("Perfexa" or "Perfexa-US"). On September 1, 2002, the Board of Directors of GTC authorized the development of the Perfexa Solutions business plan. As a result, on September 13, 2002, GTC's wholly owned subsidiary, GTC Wireless, Inc., which was then inactive, amended its Articles of Incorporation changing its name to Perfexa Solutions, Inc. On September 3, 2002, a Memorandum and Articles of Association was filed pursuant to the Companies Act, 1956 of India, creating Perfexa Solutions Pvt. Ltd ("Perfexa-India"). In April 2003, Perfexa completed the construction of its first call center and IT development Center in New Delhi, India. This facility consists of a 100-seat call center and 25-seat information technology development and administrative center.

Perfexa currently provides customer service for the Company's telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2003, the Company has negative working capital of $3,601,382, liabilities from the underpayment of payroll taxes (see Note 10), an accumulated deficit of $15,248,585, and a stockholders' deficit of $6,392,967; in addition, the Company has a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 10) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of GTC Telecom Corp. and its subsidiaries which are CallingPlanet.com, Inc., ecallingcards.com, Inc., U.S. Main Corporation, and Perfexa Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At June 30, 2003 and 2002, the Company owned approximately 98% and 100%, respectively, of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the consolidated financial statements. The 2% equity interest of Perfexa Solutions, Inc. that is not owned by the Company is shown as minority interest in consolidated subsidiary in the fiscal 2003 consolidated balance sheet and the fiscal 2003 consolidated statements of operations.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

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

RISKS AND UNCERTAINTIES - The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological changes. The Company has limited operating history and is subject to the substantial business risks and uncertainties inherent to such an entity, including financial, operational, technological, regulatory and other risks including the potential risk of business failure. Additionally, the Company's operations in India are subject to various political, economic, and other risks and uncertainties inherent in such country.

CONCENTRATION OF CREDIT RISK - The Company currently maintains substantially all of its cash with one major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2003, the Company had approximately $310,000 in excess of the FDIC limit of $100,000.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company establishes an allowance for doubtful accounts based on a qualitative and quantitative review of credit profiles of customers, contractual terms and conditions, current economic trends and historical payments. The Company assesses the allowance for doubtful accounts each period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

DEPENDENT ON KEY CUSTOMERS - The Company is not dependent on any single customer or groups of affiliated customers for a significant portion of its annual sales. The Company's customer base changes on a continuous basis as customers are added or removed.

MAJOR SUPPLIERS - The Company does not own its own long distance network and currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. See Note 10 for details of the Company's agreement with MCI/WorldCom.

To provide redundancy as well as additional capacity, on July 26, 2002, the Company entered into an agreement with an additional national facilities based provider for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer billings. See
Note 10 for the details of the Company's agreement with its alternative telecommunications supplier.

In the event that the services provided by MCI/WorldCom to the Company were discontinued, the Company believes that its alternate supplier (as noted in the previous paragraph) will be able to provide it with sufficient levels of services at terms similar to those of MCI/WorldCom. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with MCI/WorldCom or the loss of telecommunications services from MCI/WorldCom may have a material adverse effect on the Company's results of operations and financial condition.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. See Note 10 for details of the Company's agreement with its Internet service providers.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. During the year ended June 30, 2003 and 2002, total depreciation expense was $149,248 and $217,299, respectively.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

LONG-LIVED ASSETS - In July 2001, the Financial Accounting Statements Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on July 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such assets by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. As of June 30, 2003, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense was approximately $44,000 and $88,000 for fiscal 2003 and 2002, respectively.

INCOME TAXES - The Company accounts for income taxes under SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

At June 30, 2003, the Company has two stock-based employee compensation plans (see Note 6). For fixed awards with pro-rata vesting, the Company recognizes compensation cost ratably over the vesting period. Stock-based employee compensation cost totaling $113,925 and $132,300 is reflected in net loss for the years ended June 30, 2003 and 2002, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------




                                                                    Years Ended June 30
                                                                     2003         2002
                                                                  ----------  ------------
Net loss                                                          $ (29,106)  $(1,311,667)
    As reported
    Deduct: total stock-based employee compensation expense
         Determined under fair value based method for all awards   (251,600)     (409,061)
                                                                  ----------  ------------

    Pro-forma                                                     $(280,706)  $(1,720,728)
                                                                  ==========  ============

Basic and diluted net loss per share:
    As reported                                                   $   (0.00)  $     (0.06)
                                                                  ==========  ============
    Pro-forma                                                     $   (0.01)  $     (0.08)
                                                                  ==========  ============

LOSS PER SHARE - Under SFAS No. 128 "Earnings Per Share", basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 51,806 and 86,450 shares were potential additional common shares as of June 30, 2003 and 2002, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 11).

FAIR VALUES OF FINANCIAL INSTRUMENTS - The FASB issued SFAS 107, "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivables, trade payables, accrued expenses, and notes payables approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of long term debts approximates its carrying value because their rates of interest approximate current market rates. The fair value of note receivable officer is not determinable as this transaction is with a related party.

COMPREHENSIVE INCOME - The Company has adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' deficit.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 13).

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation gain of $10,010 for the year ended June 30, 2003. The
Company had no foreign subsidiary's in its previous fiscal years. Foreign currency transaction gains and losses were not material for any other period presented.

STARTUP ACTIVITIES - The Company has adopted Statement of Position No. 98-5, ("SOP 98-5") "Reporting the Costs of Startup Activities." SOP 98-5 requires that all non-governmental entities expense the costs of startup activities, including organizational costs as these costs are incurred. During the year ended June 30, 2003, the Company incurred and expensed start-up costs related to Perfexa (see above) of approximately $950,000.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS

Significant  recent  accounting  pronouncements  include:

                                                                                   Adoption/Effective
Pronouncement      Title                                                                   Date
--------------     -----                                                                   ----
SFAS  No.  141     Business  Combinations                                              July 1, 2002
SFAS  No.  142     Goodwill  and  Other  Intangible  Assets                            July 1, 2002
SFAS  No.  143     Accounting  for Asset Retirement Obligations                        July 1, 2003
SFAS  No.  145     Rescission  of  FASB  Statements  No.  4,  44,  and  64,
                   Amendment  of  FASB Statement No. 13, and Technical Corrections     May 15, 2002
SFAS  No.  146     Accounting  for  Costs  Associated  with  Exit  or  Disposal
                   Activities                                                       January 1, 2003
SFAS  No.  149     Amendment  of  Statement  133  on  Derivative Instruments and
                   Hedging Activities                                                  July 1, 2003
SFAS  No.  150     Accounting  for  Certain  Financial  Instruments  with
                   Characteristics of Both Liabilities and Equity                      June 1, 2003
FIN  45            Guarantor's Accounting and Disclosure Requirements for Guarantees,
                   Including Indirect Guarantees of Indebtedness of others - an
                   Interpretation of FASB Statements No. 5, 57, and 107 and
                   Rescission of FASB Interpretation No. 34                       December 31, 2002
FIN  46            Consolidation of Variable Interest Entities  -
                   An Interpretation of ARB No. 51                                 February 1, 2003


Other recent accounting pronouncements are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

NOTE  2  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following  at  June  30,  2003:

Computer equipment                   $ 480,232
Furniture and office equipment         249,782
Telephone equipment                    532,518
Leasehold Improvements                   4,338
Automobiles                                677
                                    ----------
                                     1,267,547
Less accumulated depreciation        (636,605)
                                    ----------
                                     $ 630,942
                                    ==========

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

NOTE  3  OBLIGATION  UNDER  CAPITAL  LEASE

The Company is a lessee of certain property and equipment under capital lease obligations that expire on various dates through October 2005. The terms of the capital lease obligations provide for monthly lease payments ranging from approximately $200 to $750. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related asset. The assets are depreciated over the shorter period of the lease term or the estimate useful life.

Future  minimum  annual  commitments  under  lease  arrangements are as follows:

           Years Ending
             June 30,
           ------------

              2004                                    $11,000
              2005                                      6,000
              2006                                        259
                                                    ----------

Total  minimum  future  lease  payments                17,259

Less:  Amounts  representing  interest                 (2,060)
                                                    ----------

Present value of net minimum lease payments           $15,199
                                                    ==========

The following is an analysis of the leased equipment under capital leases as of June 30, 2003, which is included in property and equipment (Note 2).

                                  Computer equipment     $7,098
                                 Telephone equipment     21,000
                                                         ------
                                                         28,098
                      Less: Accumulated depreciation    (17,014)
                                                         ------
                                                        $11,084
                                                         ======


Interest incurred pursuant to the capital lease obligations was $3,039 and $5,886 for fiscal years 2003 and 2002, respectively.

NOTE  4  RELATED  PARTY  TRANSACTIONS

NOTE  RECEIVABLE  OFFICER

As of June 30, 2003, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2003) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2003.

NOTE  5  NOTES  PAYABLE

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note pays simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transactions). In August 2003, the Company repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. Perfexa-U.S. is in the process of renegotiating the terms of the note.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

On May 2, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note, as amended, matured on August 1, 2003. In addition, the Company issued to the third party 30,000 shares of the Company's restricted common stock valued at $5,181 (based on the market price on the date of grant and the related pro-rata value of the common stock) (see Note 8). The Company amortized the value of the common stock to interest expense in the accompanying consolidated statements of operations for the year ended June 30, 2003. On August 4, 2003, the note plus interest of $16,000, were repaid (see
Note  8).

On March 31, 2003, the Company financed certain components of a new telephone system placed into service by entering into a term note in the amount of $34,398. The note provides for the Company to make monthly payments of $5,500, including interest at a rate of 29.7%, and matures in October 2003. The total outstanding balance on the note was $15,101 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2003. As of the date of this report, the Company has made all payments as required in the note.

In February 2003, the Company financed the purchase of computer equipment placed into service by entering into revolving line of credit in the amount of $18,885. The revolving line of credit provides for the Company to make monthly payments of $485, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $16,710 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2003. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

On December 5, 2002, the Company borrowed $150,000 for working capital purposes from an unrelated third party. The principal plus $25,000 of interest was repaid in $25,000 weekly payments beginning January 17, 2003 and ending February 28, 2003. In addition, the Company issued to the third party 10,000 shares of its restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock) (see Note 8). The Company amortized the value of the related common stock to interest expense.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $20,000 as follows: 1) $7,500 on March 31, 2003, 2) $15,000 on June 30, 2003, 3)
$22,500  on  September 30, 2003, 4) $30,000 on December 31, 2003, and 5) $45,000
on March 31, 2004. In the event of default, the investor shall be entitled to receive either 6,250 shares of the Company's common stock for each week that the default exists or acceleration of repayment. In addition, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock) (see Note 8) and granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,595 (based on the Black-Scholes pricing model and the related pro-rata value of the warrants) (see Note 7). The warrants vest immediately and are exercisable for a period of two years from the date of issuance. The Company amortized the value of the related common stock and warrants to interest expense in the accompanying consolidated statements of operations as of June 30, 2003.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable (the "Previous Note") due to WorldCom into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $4,195,706 on the date of renegotiation. In addition, the Company negotiated to convert $2,485,551 of accounts payable to WorldCom to the New Note. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments required, at which time the interest rate increases to 18% and the entire unpaid principal balance plus accrued interest is immediately due and payable. The New Note, as amended, requires principal and interest payments of $125,000 per month through September 15, 2003, $250,000 per month thereafter through October 15, 2004, $250,672 per month thereafter through May 15, 2005, $300,000 per month thereafter through July 15, 2005, and a final payment of $176,335 on August 15, 2005.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

Future minimum principal payments on notes payable approximate the following for the years ending June 30:

                   2004   $ 2,772,000
                   2005     2,947,000
                   2006       473,000
                           ----------
                          $ 6,192,000
                           ==========

NOTE  6  STOCK  OPTIONS

From time to time, the Company issues stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

2001  Stock  Incentive  Plan
----------------------------

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

During the year ending June 30, 2003, the Company issued options to certain employees to purchase an aggregate of 420,000 shares of common stock at a weighted average exercise price of $0.18 per share pursuant to the Company's 2001 Stock Incentive Plan (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vest over five years from the date of grant and are exercisable through March 2013.

During the year ending June 30, 2003, the Company issued options pursuant to the Company's 2001 Stock Incentive Plan to certain board of directors and an employee to purchase an aggregate of 55,000 shares of common stock, at a weighted average exercise price of $0.20 per share (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). The options vested on the date of grant and are exercisable through April 2006.

1999  Stock  Option  Plan
-------------------------

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

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

Non-Plan  Issuances
-------------------

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

The Company recorded compensation expense for the vesting of previously issued options to employees of $113,925 and $132,300 in the fiscal years ended June 30, 2003 and 2002, respectively.

A following is a status of the stock options outstanding at June 30, 2003 and 2002 and the changes during the years then ended:

                                                 2003              2002
                                                 ----              ----
                                                    Weighted           Weighted
                                                     Average            Average
                                                    Exercise           Exercise
                                           Options     Price   Options    Price
                                         ------------  -----  ----------  -----
Outstanding, beginning of year            4,592,600   $0.75  2,692,000   $1.27
       Granted                              475,000    0.18  2,154,000    0.21
       Exercised (see Note 8)               (42,500)   0.01    (10,000)   0.01
       Expired/Forfeited                 (1,168,200)   0.86   (243,400)   1.71
                                        ------------  -----  ----------  -----
Outstanding, end of year                  3,356,900   $0.62  4,592,600   $0.75
                                        ============  =====  ==========  =====
Exercisable at end of year                1,819,580   $0.80  2,423,710   $0.99
                                        ============  =====  ==========  =====
Wtd avg fair value of options granted                 $0.17              $0.19
                                                      -----              -----


The following table summarizes information concerning currently outstanding and exercisable options:

                          WEIGHTED          WEIGHTED                   WEIGHTED
              NUMBER OF   AVERAGE           AVERAGE      NUMBER OF     AVERAGE
EXERCISE      OPTIONS     REMAINING         EXERCISE     OPTIONS       EXERCISE
PRICE RANGE   OUTSTANDING CONTRACTUAL LIFE  PRICE        EXERCISABLE   PRICE
------------- ----------- ----------------- ----------   ------------  ---------

0.01 - $1.00    2,499,100         6.45 years  $     0.32     1,174,740  $   0.37
1.01 - $2.00      749,300         4.91 years  $     1.16       545,340  $   1.15
2.94 - $5.00      108,500         2.44 years  $     3.80        99,500  $   3.88
              -----------                                -------------
                3,356,900         5.98 years  $     0.62     1,819,580  $   0.80
              ===========                                =============

Other  Information:
------------------

The fair market value of each option granted in 2003 and 2002 is estimated using the Black-Scholes option pricing method per SFAS 123. The Black-Scholes option-pricing model used the following weighted average assumptions for the years ended June 30, 2003 and 2002, respectively: (i) no dividend yield for each year, (ii) volatility of 173 percent and 222 percent, respectively, (iii) risk-free interest rate of 3.13 percent and 3.65 percent, respectively, and (iv) expected life of 4.8 years and 4.9 years, respectively.

NOTE  7  WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

In March 2003, pursuant to an agreement with an outside consultant for investor services, the Company issued warrants to purchase up to 40,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $6,400 (based on the Black-Scholes pricing model). The warrants vested in April 2003 and are exercisable for a period of two years from the date of issuance.

In October 2002, pursuant to a note with a third party (see Note 5), the Company granted warrants to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $2,595 (based on the Black-Scholes pricing model and the related pro-rata value of the warrants). The warrants vest immediately and are exercisable for a period of two years from the date of issuance. The amount was amortized to interest expense in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2003.

In September 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 25,000 shares of the Company's restricted common stock at an exercise price of $0.20 per share valued at approximately $4,500 (based on the Black-Scholes pricing model), which was recorded to consulting expense in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2003. The warrants vest immediately and are exercisable for a period of three years from the date of issuance and contain piggyback registration rights.

In August 2002, pursuant to an agreement with an outside consultant for investor and public relations services, the Company issued warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $0.17 per share valued at approximately $16,000 (based on the Black-Scholes pricing model). The warrants vest 25,000 upon execution of the agreement and 25,000 every three months thereafter, so long as the Company retains the outside consultant. The warrants are exercisable for a period of three years from the date of issuance and contain piggyback registration rights. During fiscal 2003, all 100,000 warrants vested, in which the Company recorded the related value of $16,000 as investor relations expense under selling, general and administrative expenses in the accompanying consolidated statements of operations.

In May 2001, the Company entered into a letter of intent ("LOI") with a third party to market the Company's products and services. The agreement requires the Company to pay a monthly commission for each customer minute charged and collected from the third party's efforts. In addition, the Company agreed to issue warrants to purchase shares of the Company's common stock as follows:

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------


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

In May 2002, pursuant to an investment banking agreement, the Company granted warrants to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $0.50 per share, valued at approximately $14,000 (based on the Black-Scholes pricing model). The warrants vested upon signing of the agreement.

In September 2001, pursuant to a common stock purchase agreement, the Company granted warrants to purchase 150,000 shares of the Company's restricted common stock at an exercise price of $0.3471 per share. The warrants vested on the date of grant and are exercisable through March 19, 2005. No consulting expense is to be recognized due to the fact the warrants were issued in connection with equity fund raising activities (see Note 8).

The following represents a summary of the warrants outstanding at June 30, 2003 and 2002 and changes during the years then ended:

                                          2003               2002
                                          ----               ----

                                             Weighted            Weighted
                                             Averaged            Average
                                             Exercise            Exercise
                                    Warrants    Price  Warrants  Price
                                    ---------  ------  --------  -----
Outstanding, beginning of year       490,000   $ 0.51   190,000  $0.71
       Granted                       190,000     0.20   300,000   0.38
       Exercised                          --       --        --     --
       Expired/Forfeited             (40,000)    0.50        --     --
                                    ---------  ------  --------  -----
Outstanding, end of year             640,000   $ 0.45   490,000  $0.51
                                    =========  ======  ========  =====
Exercisable at the end of the year   640,000   $ 0.45   490,000  $0.51
                                    =========  ======  ========  =====

The outstanding and exercisable warrants above have prices ranging between $0.17 and $1.516, with a weighted average remaining contractual life of 1.9 years.

The fair value of each warrant granted during 2003 and 2002 is estimated using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model used the following weighted average assumptions for the years ended June 30, 2003 and 2002, respectively: (i) no dividend yield for each year, (ii) volatility of 212 percent and 213 percent, respectively, (iii) risk-free interest rate of 3.02 percent and 3.98 percent, respectively, and (iv) expected life of 2.8 years and 3.3 years, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------


NOTE  8  COMMON  STOCK  ISSUANCES

During the fourth quarter of the fiscal year ended June 30, 2003, in connection with a note payable (see Note 5), the Company issued 30,000 shares of the Company's restricted common stock valued at approximately $5,181 (based on the market price on the dates of issuance).

In May 2003, the Company's Chief Executive Officer and the Company's President exercised options (previously granted pursuant to their director compensation agreement) to purchase a total of 17,500 and 25,000 shares, respectively, of the Company's common stock for $175 and $250, respectively.

In December 2002, pursuant to a note with a third party (see Note 5), the Company issued 10,000 shares of the Company's restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock).

In October 2002, pursuant to a note with a third party (see Note 5), the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock).

During fiscal 2002, pursuant to an agreement with an investment banking firm, the Company issued a total of 150,000 shares of the Company's restricted common stock, valued at approximately $25,750 (based on the market price on the date of issuance). During fiscal 2003, the Company issued an additional 50,000 shares of the Company's restricted common stock, valued at $8,250 (based on the market price on the date of issuance) pursuant to the investment banking agreement.

In December 2001, the Company's Chief Operating Officer exercised options (previously granted pursuant to his employment contract) to purchase a total of 10,000 shares of the Company's common stock for $100.

In September 2001, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company issued to the investor relations company 25,000 shares of our restricted common stock valued at $7,250 (based on the market price on the date of grant) and recorded the amount as investor relations expense under selling, general and administrative expenses in the accompanying consolidated statement of operations for the period fiscal year ended June 30, 2002.

In September 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined in the Agreement. As of the date of this filing, the Company has not drawn down any shares under this Agreement. In addition, the Company issued a warrant to Bluefire to purchase 150,000 shares of common stock at an exercise price of $0.3471 per share. The warrants vested on the date of grant and are exercisable through March 19, 2005. No consulting expense is to be recognized due to the fact the warrants were issued in connection with equity fund raising activities (see Note 7 and 10).

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

NOTE  9  INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes are as of June 30, 2003:

Deferred  tax  asset:
      Net  operating  loss  carryforward     $ 9,037,000
      Allowance  for  doubtful  accounts          60,000
                                               ---------

      Total  gross  deferred  tax  asset       9,097,000

      Less  valuation  allowance              (9,097,000)
                                               ---------

      Net  deferred  tax  asset              $        --
                                               =========

The valuation allowance increased by $27,000 during the year ended June 30, 2003. No current provision for income taxes for the periods ended June 30, 2003 and 2002 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 2003 and 2002 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following as of:

                                                               June  30,
                                                           2003          2002
                                                        ---------     ---------

Computed  tax  benefit  at  federal statutory rate     $  (23,000)   $ (444,000)
 State  income  tax benefit, net of federal effect         (4,000)      (86,000)
 Increase  in  valuation  allowance                        27,000       530,000
 Other                                                      2,760        16,267
                                                        ---------     ---------
                                                       $    2,760     $  16,267
                                                        =========     =========

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $22,500,000 and $11,000,000 for federal and state income tax reporting purposes, which begin expiring in 2014 and 2005, respectively.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------

NOTE  10  COMMITMENTS  AND  CONTINGENCIES

PAYROLL TAXES -The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of June 30, 2003 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. In addition, as of June 30, 2003, the Company has successfully negotiated the waiver of $332,018 of previously accrued penalties and interest, resulting in a corresponding one-time credit recorded in Other Income/Expense in the accompanying consolidated statements of operations. At June 30, 2003, the Company has accrued approximately $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by December 2003.


STOCK PURCHASE AGREEMENT - Pursuant to a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"), the Company is entitled to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined in the Agreement (see Notes 7 and 8).

OPERATING LEASES - Effective July 24, 2001, the Company leases a total of 10,624 square feet (including 5,685 square feet on a month to month lease) of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $9,413 (excluding month to month lease) through July 31, 2004, unless terminated by either party with 75 days written notice.

Effective October 1, 2002, Perfexa-U.S.'s Indian subsidiary, Perfexa Solutions Pvt. Ltd. ("Perfexa-India"), began leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 524,348 (approximately $11,300) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa-India also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $3,000) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

Future minimum annual commitments under long-term facility lease and supplier arrangements (see below) approximate the following:


                    Facility Leases
      Years Ending    and Other     Internet     Telecom
      June 30,      Commitments     Supplier     Supplier          Total
      --------      -----------     --------     --------     ----------
       2004           $ 300,000    $ 567,000     $300,000     $1,167,000
       2005             181,000           --       50,000        231,000
       2006              43,000           --           --         43,000
      --------      -----------     --------     --------     ----------
                     $  524,000     $567,000     $350,000     $1,441,000
                    ===========     ========     ========     ==========

Rent expense for the fiscal years ended June 30, 2003 and 2002 was $408,065 and $315,135, respectively.

CONTRACTS AND AGREEMENTS - The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $51,500. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------


terms unless previously terminated given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $424,875 as of June 30, 2003. The other agreements have no monthly minimum commitments. For the years ended June 30, 2003 and 2002, the Company paid $487,672 and $369,171, respectively, pursuant to these agreements.

The Company does not own its own long distance network and currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of the agreement, the Company was obligated to meet a total purchase requirement of $18,000,000 by August 2003. The Company met this requirement in October 2002 and therefore is no longer subject to any monthly minimums. The current contract term expired on August 31, 2003, reverting to a month-to-month agreement allowing either party to terminate the agreement upon thirty (30) day's written notice. The Company is currently in negotiations with MCI/WorldCom for new contract terms. For the years ended June 30, 2003 and 2002, the Company paid $7,324,597 and $7,284,922, respectively, pursuant to this agreement. Currently, the Company owes $6,275,176 to WorldCom of which $536,629 is included in accounts payable and accrued expenses and the remaining amount of $5,738,547 is included in Notes Payable (see Note 5) in the accompanying consolidated balance sheet at June 30, 2003.

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

Under the terms of the Company's contract with its alternative telecommunications supplier (see Note 1), the Company is obligated to a minimum monthly commitment of $25,000. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety
(90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which is $175,000 at June 30, 2003. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

The Company has an agreement to become a licensed user of a telecommunications management and accounting software program. The agreement, which expires in October 2003, unless terminated by the Company, has a five-year renewal feature and provides for the Company to pay a minimum of $1,425 per month. For the years ended June 30, 2003 and 2002, the Company paid $43,900 and $46,204, respectively, pursuant to this agreement.

NOTE  11  LOSS  PER  SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended June 30, 2003 and 2002:

                                                             2003       2002
                                                      -----------   -----------
Net loss                                              $   (29,106)  $(1,311,667)
                                                      ===========   ===========

Weighted average number of common shares outstanding 20,634,314 20,412,375 Incremental shares from the assumed
 exercise of dilutive stock options and warrants               --            --
                                                      -----------   -----------
Dilutive potential common shares                       20,634,314    20,412,375
                                                      ===========   ===========

Net earnings per share:
Basic                                                 $      0.00   $     (0.06)
                                                      ===========   ===========
Diluted                                               $      0.00   $     (0.06)
                                                      ===========   ===========


For the years ended June 30, 2003 and 2002, potentially dilutive incremental shares totaling 51,806 and 86,450, respectively, (based on the assumed exercise of dilutive stock options and warrants to acquire 277,500 and 91,000 shares, respectively, of the Company's common stock) were not included in the computation of diluted net income per share because the Company had a net loss, which would make their inclusion antidilutive. Options and warrants to purchase 3,719,400 and 4,991,600 shares of the Company's common stock that were outstanding at June 30, 2003 and 2002, respectively, were not considered potentially dilutive because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

NOTE  12  -  PERFEXA  SOLUTIONS  SUBSIDIARY:

On June 3, 2003, Perfexa-U.S. initiated a private placement offering of 2,000,000 shares of its restricted common stock at a price of $1.00 per share. Subsequent to June 30, 2003, Perfexa sold 60,000 shares pursuant to this offering, resulting net proceeds of $54,000 which were transferred to GTC as partial repayment of accrued advances.

During fiscal year 2003, Perfexa-U.S. issued an aggregate of 210,000 shares of its restricted common stock to third party investors at a price of $0.50 per share, resulting in cash of $92,900, net of offering costs of $12,100.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------------------


NOTE  13  BUSINESS  SEGMENT  INFORMATION

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the year ended June 30, 2003. The Company had no segments in prior years.

Revenues                            Total
--------                            -----------
    Telecommunications              $15,147,658
    BPO
       Perfexa-U.S.                          --
       Perfexa-India                         --
                                    ------------
         Total                      $15,147,658
                                    ============

Cost of Sales
-------------
    Telecommunications              $ 7,410,590
    BPO
       Perfexa-U.S.                          --
       Perfexa-India                         --
                                    ------------
         Total                      $ 7,410,590
                                    ============

Operating Loss
--------------
    Telecommunications              $ 1,813,280
    BPO
       Perfexa-U.S.                  (1,341,974)
       Perfexa-India                   (476,904)
                                    ------------
         Total                      $    (5,598)
                                    ============

Assets
------
    Telecommunications              $ 1,222,734
    BPO
       Perfexa-U.S.                      26,130
       Perfexa-India                    569,862
                                    ------------
         Total                      $ 1,818,726
                                    ============

Capital Expenditures
--------------------
    Telecommunications              $    18,090
    BPO
       Perfexa-U.S.                      28,609
       Perfexa-India                    496,997
                                    ------------
         Total                      $   543,696
                                    ============

NOTE  14  SUBSEQUENT  EVENTS  (UNAUDITED)

On June 3, 2003, Perfexa-U.S. issued a confidential private placement memorandum of 2,000,000 shares of Perfexa's restricted common stock at $1.00 per share. Subsequent to June 30, 2003, Perfexa had sold 60,000 shares pursuant to this offering, resulting in cash of $54,000, net of offering costs of $6,000.

In August 2003, the Company financed certain component upgrades to its existing telephone system by entering into term obligations totaling $78,282. One obligation, totaling $42,066, is a note that provides for the Company to make 12 payments of approximately $3,505 per month, with no interest charged, commencing September 2003. The other obligation, totaling $36,216 is a capital lease that provides for the Company to make 60 payments of approximately $822 per month, including interest at a rate of 12.9%, and matures August 2008.

In September 2003, the Company borrowed $25,000 for working capital purposes from a third party. The note provides for simple interest of 8% per annum with principal and interest due upon maturity at December 3, 2003. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 25,000 shares of the Company's restricted common stock valued at $3,070 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in September 2003.