Form 10QSB
period 2003-09-30
GTC TELECOM CORP
filed 2003-11-14
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes  [ X ]  No  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Title of each class of Common Stock          Outstanding at October 31, 2003
  -----------------------------------          -------------------------------
     Common Stock, $0.001 par value                        20,799,122


Transitional Small Business Disclosure Format
(Check one);

Yes [  ] No [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements

          Condensed Consolidated Balance Sheets at September 30, 2003
             (Unaudited) and June 30, 2003

          Condensed Consolidated Statements of Operations (Unaudited)
             for the three months ended September  30,  2003  and  2002

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three months ended September  30,  2003  and  2002

          Notes  to  Condensed  Consolidated  Financial  Statements
             (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.  Controls  and  Procedures

PART  II. OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K


ITEM  1.  FINANCIAL  STATEMENTS

                                         GTC  TELECOM  CORP.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,      June 30,
                                                                        2003            2003
                                                                    -------------  -------------
                                                                     (Unaudited)     (Audited)
ASSETS
  Cash                                                              $        500   $        500
  Accounts receivable, net of allowance for doubtful accounts of approximately $167,000 and $125,000 at
   September 30, 2003 and June 30, 2003, respectively                    776,398        950,088
  Deposits                                                                51,572         76,805
  Prepaid expenses                                                        96,166         84,829
                                                                    -------------  -------------
    Total current assets                                                 924,636      1,112,222

Property and equipment, net                                              732,021        630,942
Other assets                                                              65,465         75,562
                                                                    -------------  -------------

    Total assets                                                    $  1,722,122   $  1,818,726
                                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                             $  2,193,764   $  1,529,827
  Accrued payroll and related taxes                                      380,509        399,469
  Obligation under capital lease                                          15,396          8,914
  Note payable                                                         2,938,323      2,772,149
  Deferred income                                                          3,827          3,245
                                                                    -------------  -------------
    Total current liabilities                                          5,531,819      4,713,604

Long-term liabilities:
  Obligation under capital lease, net of current portion                  36,094          6,285
  Notes payable, net of current portion                                2,727,980      3,419,488
                                                                    -------------  -------------
    Total Liabilities                                                  8,295,893      8,139,377

Commitments and contingencies

Minority interest in consolidated subsidiary                             111,665         72,316

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                               --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,739,122 and 20,714,122 shares issued and outstanding at
    September 30, 2003 and June 30, 2003, respectively                    20,739         20,714
  Additional paid-in-capital                                           8,915,808      8,885,200
  Note receivable officer                                                (60,306)       (60,306)
  Accumulated other comprehensive income                                  11,344         10,010
  Accumulated deficit                                                (15,573,021)   (15,248,585)
                                                                    -------------  -------------
    Total stockholders' deficit                                       (6,685,436)    (6,392,967)
                                                                    -------------  -------------

    Total liabilities and stockholders' deficit                     $  1,722,122   $  1,818,726
                                                                    =============  =============



    The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    GTC TELECOM CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                             Three Months Ended
                                                                September 30,
                                                         ------------  ------------
                                                             2003          2002
                                                         ------------  ------------
Revenues:
  Telecommunications                                     $ 2,917,023   $ 3,912,996
  Internet services                                          204,077       223,586
                                                         ------------  ------------
    Total revenues                                         3,121,100     4,136,582
                                                         ------------  ------------

Cost of sales:
  Telecommunications                                       1,388,345     1,817,012
  Internet services                                          162,330       147,718
                                                         ------------  ------------
    Total cost of sales                                    1,550,675     1,964,730
                                                         ------------  ------------

Gross profit                                               1,570,425     2,171,852
                                                         ------------  ------------

Operating expenses:
  Payroll and related expenses                               763,642       977,658
  Selling, general, and administrative expenses            1,032,864       952,771
                                                         ------------  ------------
    Total operating expenses                               1,796,506     1,930,429
                                                         ------------  ------------

Operating income (loss)                                     (226,081)      241,423

Interest expense, net                                       (114,837)     (130,254)
                                                         ------------  ------------

Income (loss) before provision for income taxes and
 minority interest                                          (340,918)      111,169

Provision for income taxes                                     2,245         2,245
                                                         ------------  ------------

Income (loss) before minority interest                      (343,163)      108,924

Minority interest in loss of consolidated subsidiaries        18,727            --
                                                         ------------  ------------

Net income (loss) available to common stockholders       $  (324,436)  $   108,924
                                                         ============  ============

Net income (loss) available to common
  stockholders per common share
    Basic                                                $     (0.02)  $      0.01
                                                         ============  ============
    Diluted                                              $     (0.02)  $      0.01
                                                         ============  ============

Weighted average common shares outstanding
    Basic                                                 20,721,731    20,581,350
                                                         ============  ============
    Diluted                                               20,721,731    20,666,283
                                                         ============  ============




    The accompanying notes are an integral part of these condensed consolidated financial statements.



                               GTC  TELECOM  CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                September 30,
                                                             ----------  ----------
                                                               2003         2002
                                                             ----------  ----------
Cash Flows From Operating Activities:
Net income (loss)                                            $(324,436)  $ 108,924
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                  27,563      33,075
  Estimated fair market value of stock issued in
    connection with notes payable                                3,070          --
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                    --      10,300
  Estimated fair market value of stock issued for services          --       8,250
  Depreciation and amortization                                 64,554      35,925
  Bad debt expense                                              70,612      12,483
  Minority interest in loss of consolidated subsidiaries       (18,727)         --
  Loss on sale of equipment                                     12,342       1,486
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets               127,071    (173,757)
    Accounts payable and accrued expenses                      668,595     344,502
    Accrued payroll and related taxes                          (18,960)   (274,340)
    Deferred income                                                 --         775
                                                             ----------  ----------
Net cash provided by operating activities                      611,684     107,623
                                                             ----------  ----------
Cash Flows From Investing Activities:
Purchases of property and equipment                            (71,911)     (9,859)
                                                             ----------  ----------
Net cash used in investing activities                          (71,911)     (9,859)
                                                             ----------  ----------
Cash Flows From Financing Activities:
Principal repayments on notes payable                         (651,375)   (261,145)
Principal payments under capital lease                          (2,732)     (1,932)
Principal borrowings on notes payable                           59,000          --
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                      54,000          --
                                                             ----------  ----------
Net cash used in financing activities                         (541,107)   (263,077)
                                                             ----------  ----------
Cumulative translation adjustment                                1,334          --
                                                             ----------  ----------
Net increase/(decrease) in cash                                     --    (165,313)

Cash at beginning of period                                        500     226,066
                                                             ----------  ----------
Cash at end of period                                        $     500   $  60,753
                                                             ==========  ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
  Interest                                                   $ 106,759   $ 131,218
                                                             ==========  ==========
       Income taxes                                          $   2,245   $   2,245
                                                             ==========  ==========


See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

During the three months ended September 30, 2003, the Company financed the purchase of equipment totaling $106,064.

During the three months ended September 30, 2003, Perfexa issued 8,152 shares of restricted common stock pursuant to the conversion of interest payable in the amount of $4,076.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the three months ended September 30, 2003.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2003. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC provides various services including, telecommunication services, which includes long distance telephone and calling card services, Internet related services including Internet Service Provider access and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada
Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company trades on the Over-The-Counter Bulletin Board under the symbol "GTCC".

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

PERFEXA - Perfexa Solutions, Inc. ("Perfexa" or "Perfexa-U.S."), a majority owned subsidiary of the Company, currently provides customer service for the Company's telecommunication and Internet users. Perfexa's Information Technology ("IT") group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2003, the Company has negative working capital of $4,607,183, liabilities from the underpayment of payroll taxes (see Note 7), an accumulated deficit of $15,573,021, and a stockholders' deficit of $6,685,436; in addition, through September 30, 2003, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At September 30, 2003 and June 30, 2003, the Company owned approximately 97% and 98%, respectively, of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% and 2% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at September 30, 2003 and June 30, 2003 respectively, is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS - Recent accounting pronouncements discussed in the notes to the June 30, 2003 audited consolidated financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the period ended September 30, 2003 did not have a significant impact on the Company's financial statements.

NOTE  4  RELATED  PARTY  TRANSACTIONS

NOTE  RECEIVABLE  OFFICER

As of September 30, 2003, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of September 30, 2003) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at September 30, 2003.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

In August 2003, the Company financed certain component upgrades to its existing telephone system by entering into term obligations totaling $84,349. One obligation, totaling $45,326, is a note that provides for the Company to make monthly payments of approximately $3,505, with no interest charged, commencing September 2003 and matures August 2004. The total outstanding balance on this obligation was $41,549 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2003. The other obligation, totaling $39,023 is a capital lease that provides for the Company to make monthly payments of approximately $865, including interest at a rate of 12.9%, and matures August 2008. The total outstanding balance on this obligation was $38,543 and is included in capital leases in the accompanying condensed consolidated balance sheet at September 30, 2003.

In September 2003, the Company borrowed $25,000 for working capital purposes from a third party. The note provides for simple interest of 8% per annum with principal and interest due upon maturity on December 3, 2003. In addition, the Company issued to the third party 25,000 shares of the Company's restricted common stock valued at $3,070 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company amortized the value of the common stock to interest expense in September 2003.

In July 2003, Perfexa-India financed the purchase of two automobiles by entering into term notes in the amount of $21,715. The notes provide for Perfexa-India to make monthly payments of approximately $700, including interest at a rate of approximately 10%, and mature July 2006. The total outstanding balance on the notes were $19,895 and are included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2003.

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note pays simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transactions). In August 2003, the Company repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. In October 2003, the Company repaid an additional $10,000 of the principal balance. Perfexa-U.S. is in the process of renegotiating the terms of the note.

On May 2, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. On August 4, 2003, the note plus interest of $16,000 were repaid.

On March 31, 2003, the Company financed certain components of a new telephone system placed into service by entering into a term note in the amount of $34,398. As of September 30, 2003, the Company has repaid the note plus interest.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable (the "Previous Note") due to WorldCom into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $4,195,706 on the date of renegotiation. In addition, the Company negotiated to convert $2,485,551 of accounts payable to WorldCom into the New Note. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments required, at which time the interest rate increases to 18% and the entire unpaid principal balance plus accrued interest is immediately due and payable. The New Note, as amended, requires principal and interest payments of $125,000 per month through September 15, 2003, $250,000 per month thereafter through October 15, 2004, $250,672 per month thereafter through May 15, 2005, $300,000 per month thereafter through July 15, 2005, and a final payment of $176,335 on August 15, 2005. The total outstanding balance on this New Note was $5,448,179 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2003.

NOTE  6  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

During the period ended September 30, 2003, the Company issued options to certain board of directors to purchase an aggregate of 10,000 shares of restricted common stock, at an average exercise price of $0.16 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through October 2006.

The Company recorded compensation expense for previously issued options of $27,563 and $33,075 in the three month period ended September 30, 2003 and 2002, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $51,500. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $309,000 as of September 30, 2003. The other agreements have no monthly minimum commitments.

The Company does not own its own long distance network and currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of the agreement, the Company was obligated to meet a total purchase requirement of $18,000,000 by August 2003. The Company met this requirement in October 2002 and therefore is no longer subject to any monthly minimums. The current contract term expired on August 31, 2003, reverting to a month-to-month agreement allowing either party to terminate the agreement upon thirty (30) day's written notice. In October 2003, the Company negotiated further reductions to the transportation cost of service which take effect in November 2003. The Company is currently in negotiations with MCI/WorldCom for new contract terms. For the three month period ended September 30, 2003 and 2002, the Company paid $989,343 and $1,641,958, respectively, pursuant to these agreements. Currently, the Company owes $6,583,532 to WorldCom of which $1,135,353 is included in accounts payable and accrued expenses and the remaining amount of $5,448,179 is included in Notes Payable (see Note 5) in the accompanying condensed consolidated balance sheet at September 30, 2003. The Company is in arrears in payments relating to the accounts payable portion.

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

Under the terms of the Company's contract with its alternative telecommunications supplier, the Company is obligated to a minimum monthly commitment of $25,000. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety
(90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which is $137,500 at September 30, 2003. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

PAYROLL TAXES - The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of September 30, 2003 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. At September 30, 2003, the Company has accrued approximately $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by December 2003.

STOCK PURCHASE AGREEMENT - Pursuant to a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"), the Company is entitled to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages within five days from the end of the Agreement, as defined. As of the date of this filing, the Company has not drawn under this Agreement.

NOTE  8  -  PERFEXA  SOLUTIONS:

On June 3, 2003, Perfexa-U.S. issued a confidential private placement memorandum ("PPM") of 2,000,000 shares of Perfexa's restricted common stock at $1.00 per share. As of September 30, 2003, Perfexa had sold 60,000 shares pursuant to this offering, resulting in net proceeds of $54,000 which were transferred to GTC as partial repayment of accrued advances. The PPM closed on August 31, 2003 with no additional investments.

NOTE  9  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three months ended
September  30,  2003.  The  Company  had  no  segments  in  prior  years.

                           Total
        REVENUES
        --------
    Telecommunications  $3,121,100
    BPO
       Perfexa-U.S.             --
       Perfexa-India            --
                        -----------
         Total          $3,121,100
                        ===========

      COST OF SALES
      -------------
    Telecommunications  $1,550,675
    BPO
       Perfexa-U.S.             --
       Perfexa-India            --
                        -----------
         Total          $1,550,675
                        ===========

     OPERATING LOSS
     --------------
    Telecommunications  $  710,534
    BPO
       Perfexa-U.S.       (653,781)
       Perfexa-India      (282,834)
                        -----------
         Total          $ (226,081)
                        ===========

        ASSETS
        ------
    Telecommunications  $1,000,558
    BPO
       Perfexa-U.S.         28,885
       Perfexa-India       692,679
                        -----------
         Total          $1,722,122
                        ===========

 CAPITAL EXPENDITURES
 --------------------
    Telecommunications  $   84,349
    BPO
       Perfexa-U.S.             --
       Perfexa-India        93,626
                        -----------
         Total          $  177,975
                        ===========
NOTE  10  -  SUBSEQUENT  EVENTS:

On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in October 2003.

In October 2003, Perfexa issued 15,000 shares of restricted common stock, resulting in net proceeds to Perfexa of $15,000, to an "accredited" investor at a price of $1.00 per share.

In October 2003, the Company negotiated further reductions with WorldCom to the transportation cost of service which take effect in November 2003. The Company is currently in negotiations with MCI/WorldCom for new contract terms (see Note
7).

In October 2003, the Company financed upgrades to its existing telephone system by entering into a term note in the amount of $16,925. The note provides for the Company to make 12 monthly payments of $1,309, with no interest charged, commencing November 2003.

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

The Company provides a number of Internet related services such as: the sale of electronic calling cards on its ecallingcards.com web site and Internet access via Dial-Up.

The Company's services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and its own sales force.

As stated, the Company provides a number of telecommunications, Internet, and BPO services. The Company's revenues consist of revenues from the sale of these services. Telecommunication revenues are generated when customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Proceeds from prepaid telephone calling cards are recorded as deferred revenues when the cash is received and recognized as revenue as the telephone service is utilized. The reserve for deferred revenues is carried on the balance sheet as an accrued liability. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES - Revenues decreased by $1,015,482 or 24.5% to $3,121,100 in the three months ended September 30, 2003 from $4,136,582 in the three months ended September 30, 2002. The decrease was due to the decrease in telecommunications revenues of $995,973 and the decrease in Internet revenues of $19,509. As of September 30, 2003, the Company had 101,884 long distance customers and 5,691 Internet customers, with usage of long distance services of approximately 44,063,000 minutes for the three months ended September 30, 2003 as compared with 160,068 long distance customers and 8,979 internet customers as of September 30, 2002, with usage of long distance services of approximately 58,682,000 minutes for the three months ended September 30, 2002. Although the number of customers and minutes of usage have decreased, the monthly average revenue per long distance customer has increased to $9.54 in the three months ended September 30, 2003 from $8.15 in the three months ended September 30, 2002. Management believes that the increase in monthly average revenue per long distance customer is due to the loss of lower revenue generating customers. Management also believes that lower customer counts and minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In an effort to increase revenue, the Company has initiated affinity marketing relationships with groups such as the American Diabetes Association-Western Region, Calvary Chapel-Golden Springs, and the Jewish Community Center-Orange County and signed an affiliate partnership with Kmart, Inc. Additionally, the Company will pursue telemarketing and other alternative marketing strategies to increase revenue.

For the three months ended September 30, 2003, Perfexa did not generate any third-party revenue.

COST OF SALES - Cost of sales decreased by $414,055 or 21.1% to $1,550,675 in the three months ended September 30, 2003 from $1,964,730 in the three months ended September 30, 2002. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $428,667 for the three months ended September 30, 2003. In addition, the costs associated with Internet services increased $14,612 for the three months ended September 30, 2003. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts (see above for the Company's efforts to increase). As a percentage of revenue, cost of sales increased to 49.7% from 47.5% resulting in a gross margin of 50.3% as compared to 52.5% for the three months ended September 30, 2003 and 2002, respectively.

OPERATING EXPENSES - Operating expenses decreased by $133,923 or 6.9% to $1,796,506 in the three months ended September 30, 2003 from $1,930,429 in the three months ended September 30, 2002. The Company has continued to streamline operations in the three months ended September 30, 2003, thereby decreasing operating expenses when compared to the three months ended September 30, 2002. As part of its cost-cutting efforts, the Company developed its Perfexa operations which is expected to significantly lower its customer support and related costs in the future.

Operating expenses, individually net of Perfexa related costs, for the three months ended September 30, 2003 were comprised primarily of $402,086 in payroll and related expenses paid to employees; billing related costs of $174,630; rent of $61,956; bad debt of $72,999; depreciation expense of $25,030; amortization of previously issued options to employees valued at approximately $27,563; and $95,626 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended September 30, 2003 were comprised primarily of $361,556 in payroll and related taxes paid to employees; rent of $60,189; depreciation expense of $39,524; and $475,347 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

INTEREST EXPENSE - Net interest expense decreased by $15,417 to $114,837 for the three months ended September 30, 2003 from $130,254 for the three months ended September 30, 2002. The decrease was primarily due to interest owed on outstanding balances due to WorldCom.

NET LOSS - As a result, net loss increased $433,360 to $324,436 or $0.02 loss per share for the three months ended September 30, 2003, from net income of $108,924, or $0.01 per share, for the three months ended September 30, 2002. The net income for the three months ended September 30, 2002 included a credit of $69,924 associated with the settlement of a legal matter.

ASSETS AND LIABILITIES - Assets decreased by $96,604 to $1,722,122 as of September 30, 2003 from $1,818,726 as of June 30, 2003. The decrease was due to net decreases in accounts receivable of $173,690, deposits of $25,233, and other assets of $10,097, net of increases in property and equipment of $101,079; and prepaid expenses of $11,337. Liabilities increased by $156,516 to $8,295,893 as of September 30, 2002 from $8,139,377 as of June 30, 2003. The increase was due to increases in accounts payable and accrued expenses of $663,937, primarily for amounts owed to WorldCom, obligations under capital lease of $36,291 due to purchase of equipment, and deferred income of $582, net of decreases in payroll and payroll related liabilities of $18,960 (primarily for amounts associated with past due payroll taxes), and notes payable of $525,334 due primarily to principal repayments, associated with telecommunications service costs, and the increase in internet service provider access fees and customer service operations as a result of the addition of customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $292,469 to $6,685,436 as of September 30, 2003 from $6,392,967 as of June 30, 2003. The decrease was attributable to net loss of $324,436 in the three months ended September 30, 2003; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $27,563; the fair market value of stock issued pursuant to a note payable of $3,070, and a cumulative translation adjustment of $1,334.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had no change in its cash position for the three months ended September 30, 2003 as compared to June 30, 2003, resulting from $611,684 of cash provided by the Company's operating activities, and a cumulative translation adjustment of $1,334, offset by $71,911 of cash used in investing activities and $541,107 of cash used in financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $611,684 for the three months ended September 30, 2003 was primarily due to net loss of $324,436, offset partially by changes in operating assets and liabilities, principally accounts receivable and other current assets of $127,071, accounts payable and accrued expenses of $668,595, offset partially by accrued payroll and related taxes of $18,960; and minority interest of $18,727; offset partially by the amortization of previously issued options vesting to employees in the current period of $27,563; the fair market value of stock issued in connection with a note payable of $3,070; depreciation and amortization expense of $64,554; the increase in bad debt expense related to accounts receivable of $70,612; and the loss on the disposal of assets of $12,342.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $71,911 for the three months ended September 30, 2003 funded purchases of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $541,107 in the three months ended September 30, 2003 was primarily due to principal repayments on notes payable of $651,375, and principal repayments under capital lease obligations of $2,732, offset primarily by borrowings on notes payable of $59,000, and net proceeds from the issuance of stock of subsidiary totaling $54,000.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. However, the Company does not have sufficient funds to meet its monthly obligations on its WorldCom Note and its past due payroll taxes. In order to meet these monthly commitments, GTC accumulates an accounts payable deficit with WorldCom. As of September 30, 2003, GTC has an outstanding accounts payable balance of $1,135,353 owed to Worldcom. In addition, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts, its contingent liabilities, as well as its planned expansion into India (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts, contingencies and plans. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

In October 2003, Perfexa issued 15,000 shares of restricted common stock, resulting in net proceeds to Perfexa of $15,000, to an "accredited" investor at a price of $1.00 per share.

On June 3, 2003, Perfexa-U.S. initiated a private placement ("PPM") offering of 2,000,000 shares of its restricted common stock at a price of $1.00 per share. As of September 30, 2003, Perfexa had sold 60,000 shares pursuant to this offering, resulting net proceeds of $54,000 which were transferred to GTC as partial repayment of accrued advances. The PPM closed August 31, 2003 with no additional investments.

INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of September 30, 2003, the Company has advanced Perfexa-U.S. $1,910,070 in cash and equipment, of which $603,162 was for the purchase of equipment and $1,306,908 for operating expenses. In addition, the Company has allocated $1,151,085 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of September 30, 2003, Perfexa-U.S. has billed GTC $497,639 for such services.

As of September 30, 2003, Perfexa-U.S. owes GTC $2,391,616 net of $171,900 repaid by Perfexa-U.S. from funds raised and $497,639 in amounts billed for services rendered.

SHORT-TERM DEBT - On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor shall be entitled to 60,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in October 2003.

In September 2003, the Company borrowed $25,000 for working capital purposes from a third party. The note pays simple interest of 8% per annum with principal and interest due upon maturity at December 3, 2003. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 25,000 shares of the Company's restricted common stock valued at $3,070 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in September 2003.

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note provides for simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transaction). In August 2003, the Company repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. In October 2003, the Company repaid an additional $10,000 of the principal balance. Perfexa-U.S. is in the process of renegotiating the terms of the note.

On May 2, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note, as amended, matured on August 1, 2003. In addition, the Company issued to the third party 30,000 shares of the Company's restricted common stock valued at $5,181 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in its consolidated statements of operations for the year ended June 30, 2003. On August 4, 2003, the note and interest of $16,000 were repaid.

LONG-TERM DEBT - On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable (the "Previous Note") due to WorldCom into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $4,195,706 on the date of renegotiation. In addition, the Company negotiated to convert $2,485,551 of accounts payable to WorldCom into the New Note. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments required, at which time the interest rate increases to 18% and the entire unpaid principal balance plus accrued interest is immediately due and payable. The New Note, as amended, requires principal and interest payments of $125,000 per month through September 15, 2003, $250,000 per month thereafter through October 15, 2004, $250,672 per month thereafter through May 15, 2005, $300,000 per month thereafter through July 15, 2005, and a final payment of $176,335 on August 15, 2005. All other terms remain the same. As of the date of this report, the Company has made all payments as required in the New Note.

In August 2003, the Company financed certain component upgrades to its existing telephone system by entering into term obligations totaling $84,349. One obligation, totaling $45,326, is a note that provides for the Company to make monthly payments of approximately $3,505, with no interest charged, commencing September 2003 and matures August 2004. The other obligation, totaling $39,023 is a capital lease that provides for the Company to make monthly payments of approximately $865, including interest at a rate of 12.9%, and matures August 2008.

In July 2003, Perfexa-India financed the purchase of two automobiles by entering into term notes in the amount of $21,715. The notes provide for Perfexa-India to make monthly payments of approximately $700, including interest at a rate of approximately 10%, and mature July 2006. The total outstanding balance on the notes were $19,895 and are included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2003.

In October 2003, the Company financed upgrades to its existing telephone system by entering into a term note in the amount of $16,925. The note provides for the Company to make 12 monthly payments of $1,309, with no interest charged, commencing November 2003.

CONTINGENT LIABILITIES - As of September 30, 2003, the Company has accrued approximately $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. The Company continues to reflect $175,000 of penalties and interest related to prior past due payroll taxes under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at September 30, 2003. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by December 2003.

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

On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 by January 23, 2005, or the Company shall be required to pay liquidated damages as defined in the Agreement. As of the date of this filing, the Company has not drawn under this Agreement.

PERFEXA  SOLUTIONS

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

2001  STOCK  INCENTIVE  PLAN

During the period ended September 30, 2003, the Company issued options pursuant to the Company's 2001 Stock Incentive Plan to certain board of directors to purchase an aggregate of 10,000 shares of common stock, at an average exercise price of $0.16 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through October 2006.

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

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's condensed consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

n December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 101.

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit.

ITEM  3.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial
Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the first quarter of fiscal year 2004, the Company issued the following unregistered securities:

In September 2003, the Company borrowed $25,000 for working capital purposes from a third party. The note provides for simple interest of 8% per annum with principal and interest due upon maturity at December 3, 2003. In addition, the Company issued to the third party 25,000 shares of the Company's restricted common stock valued at $3,070 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in September 2003. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company's subsidiary, Perfexa-U.S. issued the following unregistered securities:

In June 2003, Perfexa-U.S. initiated a private placement offering of 2,000,000 shares of its "restricted" common stock at a price of $1.00 per share. As of September 30, 2003, 60,000 shares have been issued pursuant to the offering. The issuances were conducted without general solicitation to "accredited investors" pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note provides for simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transaction). In August 2003, the Company repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. In October 2003, the Company repaid an additional $10,000 of the principal balance. Perfexa-U.S. is in the process of renegotiating the terms of the note.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended September 30, 2003.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits

31.1     Rule  13a-14(a)  Certification  of  Chief  Executive  Officer

31.2     Rule  13a-14(a)  Certification  of  Chief  Financial  Officer

32.1     Section  1350  Certification  of  Chief  Executive  Officer

32.2     Section  1350  Certification  of  Chief  Financial  Officer

(b)      Reports  on  Form  8-K

None.

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



                              GTC  TELECOM  CORP.


                              By:  /s/  S.  Paul  Sandhu
                              S.  Paul  Sandhu
                              Chief  Executive  Officer

                              By:/s/  Gerald  A.  DeCiccio
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  November  14,  2003