Form 10QSB
period 2003-12-31
GTC TELECOM CORP
filed 2004-02-17
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
     [  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              DECEMBER 31, 2003
     [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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


                                  714-549-7700
                           (Issuer's telephone number)

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)

                                 ---------------

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [  X  ]  No  [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock         Outstanding at January 31, 2004
     -----------------------------------         -------------------------------
     Common  Stock,  $0.001  par  value                      20,859,122


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [    ]  No  [  X  ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements

     Condensed Consolidated Balance Sheets at December 31, 2003 (Unaudited) and June 30, 2003

     Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)(Unaudited)for the three and six months ended December 31, 2003 and 2002

     Condensed Consolidated Statements of Cash Flows (Unaudited)for the six months ended December 31, 2003 and 2002

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS



                                       GTC  TELECOM  CORP.
                           CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                       December 31,       June 30,
                                                                              2003           2003
                                                                        (Unaudited)      (Audited)
                                                                     --------------  -------------

ASSETS
  Cash                                                               $         500   $        500
  Accounts receivable, net of allowance for doubtful accounts of approximately $203,000 and $125,000 at
   December 31, 2003 and June 30, 2003, respectively                       841,354        950,088
  Deposits                                                                  59,572         76,805
  Prepaid expenses                                                          77,898         84,829
                                                                     --------------  -------------
    Total current assets                                                   979,324      1,112,222

Property and equipment, net                                                704,945        630,942
Other assets                                                                65,964         75,562
                                                                     --------------  -------------

    Total assets                                                     $   1,750,233   $  1,818,726
                                                                     ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $   2,019,949   $  1,529,827
  Accrued payroll and related taxes                                        465,430        399,469
  Obligation under capital lease                                            15,190          8,914
  Note payable, net of debt discount of $69,000                          6,139,630      2,772,149
  Deferred income                                                            4,347          3,245
                                                                     --------------  -------------
    Total current liabilities                                            8,644,546      4,713,604

Long-term liabilities:
  Obligation under capital lease, net of current portion                    32,491          6,285
  Notes payable, net of current portion                                     26,352      3,419,488
                                                                     --------------  -------------
    Total Liabilities                                                    8,703,389      8,139,377

Commitments and contingencies

Minority interest in consolidated subsidiary                               107,047         72,316

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                 --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    20,859,122 and 20,714,122 shares issued and outstanding at
    December 31, 2003 and June 30, 2003, respectively                       20,859         20,714
  Additional paid-in-capital                                             8,956,594      8,885,200
  Note receivable officer                                                  (60,306)       (60,306)
  Accumulated other comprehensive income                                    12,232         10,010
  Accumulated deficit                                                  (15,989,582)   (15,248,585)
                                                                     --------------  -------------
    Total stockholders' deficit                                         (7,060,203)    (6,392,967)
                                                                     --------------  -------------

    Total liabilities and stockholders' deficit                      $   1,750,233   $  1,818,726
                                                                     ==============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                      GTC TELECOM CORP.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE INCOME (LOSS)
                                                         (UNAUDITED)


                                                                    Three Months Ended                  Six Months Ended
                                                                        December 31,                       December 31,
                                                                  2003                 2002             2003          2002
                                                         --------------------  ------------------  ------------  ------------
Revenues:
  Telecommunications                                     $         2,661,782   $       3,647,612   $ 5,578,805   $ 7,560,608
  Internet services                                                  190,104             228,156       394,181       451,742
  BPO services                                                         9,700                  --         9,700            --
                                                         --------------------  ------------------  ------------  ------------
    Total revenues                                                 2,861,586           3,875,768     5,982,686     8,012,350
                                                         --------------------  ------------------  ------------  ------------

Cost of sales:
  Telecommunications                                               1,049,945           1,726,217     2,438,290     3,543,229
  Internet services                                                  163,201             166,185       325,531       313,903
  BPO services                                                         6,384                  --         6,384            --
                                                         --------------------  ------------------  ------------  ------------
    Total cost of sales                                            1,219,530           1,892,402     2,770,205     3,857,132
                                                         --------------------  ------------------  ------------  ------------

Gross profit                                                       1,642,056           1,983,366     3,212,481     4,155,218
                                                         --------------------  ------------------  ------------  ------------

Operating expenses:
  Payroll and related                                                703,847             939,437     1,467,489     1,917,095
  Selling, general, and administrative                             1,068,432           1,029,469     2,101,296     1,982,240
                                                         --------------------  ------------------  ------------  ------------
    Total operating expenses                                       1,772,279           1,968,906     3,568,785     3,899,335
                                                         --------------------  ------------------  ------------  ------------

Operating income (loss)                                             (130,223)             14,460      (356,304)      255,883

Interest expense, net                                               (305,956)            (68,433)     (420,793)     (198,687)
Gain on waiver of payroll tax penalties and interest                      --             257,018            --       257,018
                                                         --------------------  ------------------  ------------  ------------

Income (loss) before provision for income taxes and
minority interest                                                   (436,179)            203,045      (777,097)      314,214

Provision for income taxes                                                --                  --         2,245         2,245
                                                         --------------------  ------------------  ------------  ------------

Income (loss) before minority interest                              (436,179)            203,045      (779,342)      311,969

Minority interest in loss of consolidated subsidiaries                19,618                  --        38,345            --
                                                         --------------------  ------------------  ------------  ------------

Net income (loss) available to common stockholders                  (416,561)            203,045      (740,997)      311,969

Foreign currency translation adjustment                                  888                  --         2,222            --
                                                         --------------------  ------------------  ------------  ------------

Comprehensive income (loss)                              $          (415,673)  $         203,045   $  (738,775)  $   311,969
                                                         ====================  ==================  ============  ============

Net income (loss) available to common
  stockholders per common share
    Basic                                                $             (0.02)  $            0.01   $     (0.04)  $      0.02
                                                         ====================  ==================  ============  ============
    Diluted                                              $             (0.02)  $            0.01   $     (0.04)  $      0.02
                                                         ====================  ==================  ============  ============

Weighted average common shares outstanding
    Basic                                                         20,814,992          20,633,144    20,768,361    20,607,247
                                                         ====================  ==================  ============  ============
    Diluted                                                       20,814,992          20,723,791    20,768,361    20,697,894
                                                         ====================  ==================  ============  ============









    The accompanying notes are an integral part of these condensed consolidated financial statements.



                                       GTC TELECOM CORP.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                            Six Months Ended
                                                                            December 31,
                                                                       2003            2002
                                                                ------------------  ---------
Cash Flows From Operating Activities:
Net (loss) income                                               $        (740,997)  $ 311,969
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                             55,125      61,862
  Estimated fair market value of stock issued in
    connection with notes payable                                          16,414       7,146
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                               --      12,500
  Estimated fair market value of stock issued for services                     --       8,250
  Depreciation and amortization                                           143,003      72,010
  Amortization of debt discount                                            58,264          --
  Bad debt expense                                                        109,932      57,298
  Minority interest in loss of consolidated subsidiaries                  (38,345)         --
  Loss on sale of equipment                                                11,392       1,486
  Gain on waiver of payroll tax penalties and interest                         --    (257,018)
  Changes in operating assets and liabilities:
    Accounts receivable and other assets                                   32,564     (25,851)
    Accounts payable and accrued expenses                                 494,198     819,708
    Accrued payroll and related taxes                                      65,961    (479,611)
    Deferred income                                                         1,102      (2,347)
                                                                ------------------  ----------

Net cash provided by operating activities                                 208,613     587,402
                                                                ------------------  ----------
Cash Flows From Investing Activities:
Purchases of property and equipment                                      (114,009)    (34,533)
                                                                ------------------  ----------

Net cash used in investing activities                                    (114,009)    (34,533)
                                                                ------------------  ----------
Cash Flows From Financing Activities:
Principal repayments on notes payable                                    (938,285)   (580,631)
Principal payments under capital lease                                     (6,541)     (3,940)
Principal borrowings on notes payable, net of fees of $130,000            779,000     250,000
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                                 69,000          --
                                                                ------------------  ----------

Net cash used in financing activities                                     (96,826)   (334,571)
                                                                ------------------  ----------

Effect of exchange rate changes on cash                                     2,222          --
                                                                ------------------  ----------

Net increase in cash                                                           --     218,298

Cash at beginning of period                                                   500     226,066
                                                                ------------------  ----------

Cash at end of period                                           $             500   $ 444,364
                                                                ==================  ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
Interest                                                        $         191,298   $ 194,144
                                                                ==================  ==========
Income taxes                                                    $           2,245   $   2,245
                                                                ==================  ==========



See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

During the period ended December 31, 2003, the Company financed the purchase of equipment totaling $114,389, including $39,023 of capital leases and $75,366 of notes payable.

During the period ended December 31, 2003, Perfexa issued 8,152 shares of restricted common stock pursuant to the conversion of interest payable in the amount of $4,076.



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of December 31, 2003, the results of operations for the three and six months ended December 31, 2003 and 2002, and cash flows for the six months ended December 31, 2003 and 2002.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2003. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC provides various services including, telecommunication services, which includes long distance telephone and calling card services, Internet related services, including Internet Service Provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada
Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company trades on the Over-The-Counter Bulletin Board under the symbol "GTCC".

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

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company has negative working capital of $7,665,222, liabilities from the underpayment of payroll taxes (see Note 7), an accumulated deficit of $15,989,582, and a stockholders' deficit of $7,060,203; in addition, through December 31, 2003, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At December 31, 2003 and June 30, 2003, the Company owned approximately 97% and 98%, respectively, of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% and 2% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at December 31, 2003 and June 30, 2003, respectively, is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation gain of $2,222 for the six months ended December 31, 2003. The Company had no foreign subsidiary's in its previous fiscal years. Foreign currency transaction gains and losses were not material for any other period presented.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost totaling $30,000 is reflected in net profit (loss) for each of the three month periods ended December 31, 2003 and 2002 and $55,000 for each of the six month periods ended December 31, 2003 and 2002, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.
Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.



                                                              Three Months Ended       Six Months Ended
                                                                  December 31,           December 31,
                                                            ---------------------------------------------
                                                               2003        2002       2003        2002
                                                            ----------  ---------  ----------  ----------
Net income (loss) available to common stockholders:
    As reported                                             $(416,561)  $203,045   $(740,997)  $ 311,969
    Deduct total stock-based employee compensation expense
     determined under fair based method for all awards        (40,000)   (65,000)    (80,000)   (125,000)
                                                            ----------  ---------  ----------  ----------

    Pro-forma                                               $(456,561)  $138,045   $(820,775)  $ 186,969
                                                            ==========  =========  ==========  ==========

Net income (loss) available to common stockholders per
  common share
    As reported
      Basic                                                 $   (0.02)  $   0.01   $   (0.04)  $    0.02
                                                            ==========  =========  ==========  ==========
      Diluted                                               $   (0.02)  $   0.01   $   (0.04)  $    0.02
                                                            ==========  =========  ==========  ==========

    Pro-forma
      Basic                                                 $   (0.02)  $   0.01   $   (0.04)  $    0.01
                                                            ==========  =========  ==========  ==========
      Diluted                                               $   (0.02)  $   0.01   $   (0.04)  $    0.01
                                                            ==========  =========  ==========  ==========

EARNINGS (LOSS) PER SHARE - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 10,000 and 90,647 shares were potential additional common shares as of December 31, 2003 and 2002, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and six months ended December 31, 2003, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

The following table sets forth the computation of basic and diluted loss per common share:



                                                                   Three Months Ended         Six Months Ended
                                                                       December 31,              December 31,
                                                                ----------------------------------------------------
                                                                    2003          2002         2003          2002
                                                                ------------  -----------  ------------  -----------
Net income (loss) available to common stockholders              $  (416,561)  $   203,045  $  (740,997)  $   311,969
                                                                ============  ===========  ============  ===========

Weighted average number of common shares outstanding             20,814,992    20,633,144   20,768,361    20,607,247
Incremental shares from the assumed exercise of dilutive stock
options and warrants                                                     --        90,647           --        90,647
                                                                ------------  -----------  ------------  -----------
Dilutive potential common shares                                 20,814,992    20,723,791   20,768,361    20,697,894
                                                                ============  ===========  ============  ===========

Net income (loss) available to common stockholders per
common share
   Basic                                                        $     (0.02)  $      0.01  $     (0.04)  $      0.02
                                                                ============  ===========  ============  ===========
   Diluted                                                      $     (0.02)  $      0.01  $     (0.04)  $      0.02
                                                                ============  ===========  ============  ===========

RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective (except for certain mandatory redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. Otherwise, this pronouncement is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of December 31, 2003, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of December 31, 2003) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at December 31, 2003.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003.

On November 5, 2003, the Company borrowed $350,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $37,333 upon maturity at March 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 20,000 shares of the Company's restricted common stock valued at $2,581 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2003.

On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in October 2003. As of February 17, 2004, the note plus interest of $32,000 were paid.

In connection with the notes payable discussed above, the Company incurred finder's fees in the amount of approximately $130,000. As a result, the Company recorded a debt discount of approximately $130,000 and is amortizing the amount to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of December 31, 2003, the Company has amortized approximately $60,000 to interest expense.

In October 2003, the Company financed upgrades to its existing telephone system by entering into a term note in the amount of $16,925. The note provides for the Company to make 12 monthly payments of $1,309, with no interest charged, commencing November 2003. The total outstanding balance on this obligation was $12,694 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2003. In addition, in August 2003, the Company financed certain component upgrades to its existing telephone system by entering into term obligations totaling $84,349. One obligation, totaling $45,326, is a note that provides for the Company to make monthly payments of approximately $3,505, with no interest charged, commencing September 2003 and matures August 2004. The total outstanding balance on this obligation was $30,217 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2003. The other obligation, totaling $39,023 is a capital lease that provides for the Company to make monthly payments of approximately $865, including interest at a rate of 12.9%, and matures August 2008. The total outstanding balance on this obligation was $37,075 and is included in capital leases in the accompanying condensed consolidated balance sheet at December 31, 2003.

In September 2003, the Company borrowed $25,000 for working capital purposes from a third party. The note provides for simple interest of 8% per annum with principal and interest due upon maturity on December 3, 2003. In addition, the Company issued to the third party 25,000 shares of the Company's restricted common stock valued at $3,070 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in September 2003. On December 3, 2003, the note plus interest of $504 were repaid.

In November 2003, Perfexa-India financed the purchase of two automobiles by entering into term notes in the amount of $13,115. The notes provide for Perfexa-India to make monthly payments of approximately $756, including interest at a rate of approximately 10%, and mature October 2006. The total outstanding balance on the notes were $13,115 and are included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2003.

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note pays simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transactions). In August 2003, Perfexa repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. In the three month period ended December 31, 2003, the Company repaid the remaining $25,000 of the principal balance.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable (the "Previous Note") due to WorldCom into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $4,195,706 on the date of renegotiation. In addition, the Company negotiated to convert $2,485,551 of accounts payable to WorldCom into the New Note. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments required, at which time the interest rate increases to 18% and the entire unpaid principal balance plus accrued interest is immediately due and payable. The New Note, as amended, requires principal and interest payments of $125,000 per month through September 15, 2003, $250,000 per month thereafter through October 15, 2004, $250,672 per month thereafter through May 15, 2005, $300,000 per month thereafter through July 15, 2005, and a final payment of $176,335 on August 15, 2005. The total outstanding balance on this New Note was $5,264,714 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2003.

As of December 31, 2003, the Company determined that it was $375,000 in arrears on payments against the note. At the time of this filing, the Company is
$625,000  in  arrears  on  payments  due. Although WorldCom has not notified the
Company that it is in default on the note, the Company has prepared the financial statements to reflect an additional accrual of approximately $115,000 of additional interest ("Additional Interest") to reflect an interest rate increase from 6% to 18% on the amounts in arrears. The Company is currently in discussions with WorldCom to restructure the terms of the note. The amount of the Additional Interest is subject to significant change depending on the results of the Company's negotiations. If the Company is successful in its negotiations with WorldCom, the Additional Interest may reverse in a subsequent period, which would result in a credit to the Company's financial statements. If the Company is unsuccessful, the amount of the Additional Interest will increase significantly. There can be no guarantees that the Company will be successful in its efforts to re-negotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on the Company's operations.

NOTE  6  -  STOCKHOLDERS'  EQUITY  (DEFICIT):

In October 2003, Perfexa issued 15,000 shares of restricted common stock, resulting in net proceeds to Perfexa of $15,000, to an "accredited" investor at a price of $1.00 per share (see Note 8).

During the six months ended December 31, 2003, the Company issued 145,000 shares of the Company's restricted common stock in connection with notes payable (see
Note  5).

During the six months ended December 31, 2003, the Company issued options to certain board of directors to purchase an aggregate of 20,000 shares of restricted common stock, at an average exercise price of $0.13 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through November 2006.

The Company recorded compensation expense for previously issued options of $55,125 and $61,862 in the six month period ended December 31, 2003 and 2002, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. These agreements require the Company to pay the greater of actual incurred usage or a minimum monthly fee. Pursuant to one of these Agreements, the Company is subject to monthly minimum commitments of $51,500. The initial term of this agreement is two (2) years with automatic renewals for additional, successive one (1) year terms unless previously terminated given sixty (60) days written notice. In addition, the Company must pay an early termination fee in an amount equal to 75% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $193,000 as of December 31, 2003. The other agreements have no monthly minimum commitments.

The Company does not own its own long distance network and currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of the agreement, the Company was obligated to meet a total purchase requirement of $18,000,000 by August 2003. The Company met this requirement in October 2002 and therefore is no longer subject to any monthly minimums. The current contract term expired on August 31, 2003, reverting to a month-to-month agreement allowing either party to terminate the agreement upon thirty (30) day's written notice. In October 2003, the Company negotiated further reductions to the transportation cost of service which took effect in November 2003. The Company is currently in negotiations with MCI/WorldCom for new contract terms. For the six month period ended December 31, 2003 and 2002, the Company paid $2,716,899 and $3,330,783, respectively, pursuant to these agreements. Currently, the Company owes $6,022,046 to WorldCom of which $757,332 is included in accounts payable and accrued expenses and the remaining amount of $5,264,714 is included in Notes Payable (see Note 5) in the accompanying condensed consolidated balance sheet at December 31, 2003.

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

Under the terms of the Company's contract with its alternative telecommunications supplier, the Company is obligated to a minimum monthly commitment of $25,000. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety
(90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which is $100,000 at December 31, 2003. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

PAYROLL TAXES - The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of December 31, 2003 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. The Company recently held supplemental negotiations with the IRS. Although the Company has performed all obligations in accordance with previous negotiations, the IRS has reversed its position on certain conditions of the agreement and as a result, the Company increased its accrual $135,000 to a total of $285,000 at December 31, 2003, related to penalties and interest in connection with past due payroll taxes of prior periods. This accrual is reflected under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at December 31, 2003. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by September 2004.

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

In October 2003, Perfexa issued 15,000 shares of restricted common stock, resulting in net proceeds to Perfexa of $15,000, to an "accredited" investor at a price of $1.00 per share (see Note 6).

NOTE  9  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and six months ended December 31, 2003. The Company had no segments in prior years.


                         Three Months Ended    Six Months Ended
REVENUES                 December 31, 2003     December 31, 2003
--------                --------------------  -------------------
    Telecommunications  $         2,851,886   $        5,972,986
    BPO
       Perfexa-U.S.                   9,700                9,700
       Perfexa-India                     --                   --
                        --------------------  -------------------
         Total          $         2,861,586   $        5,982,686
                        ====================  ===================

COST OF SALES
----------------------
    Telecommunications  $         1,213,146   $        2,763,821
    BPO
       Perfexa-U.S.                   6,384                6,384
       Perfexa-India                     --                   --
                        --------------------  -------------------
         Total          $         1,219,530   $        2,770,205
                        ====================  ===================

OPERATING LOSS
----------------------
    Telecommunications  $           850,327   $        1,560,862
    BPO
       Perfexa-U.S.                (683,252)          (1,337,033)
       Perfexa-India               (297,298)            (580,133)
                        --------------------  -------------------
         Total          $          (130,223)  $         (356,304)
                        ====================  ===================

CAPITAL EXPENDITURES
----------------------
    Telecommunications  $            20,608   $          104,957
    BPO
       Perfexa-U.S.                   7,864                7,864
       Perfexa-India                 21,951              115,577
                        --------------------  -------------------
         Total          $            50,423   $          228,398
                        ====================  ===================

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:


                        December 31, 2003   June 30, 2003
                        ------------------  --------------
ASSETS
----------------------
    Telecommunications  $        1,121,743  $    1,222,734
    BPO
       Perfexa-U.S.                 24,396          26,130
       Perfexa-India               604,094         569,862
                        ------------------  --------------
         Total          $        1,750,233  $    1,818,726
                        ==================  ==============

NOTE  10  -  SUBSEQUENT  EVENTS:

On February 12, 2004, the Company borrowed $450,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $48,000 upon maturity at June 11, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 150,000 shares of the Company's restricted common stock valued at $11,688 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in February 2004.

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

The Company provides a number of Internet related services such as Internet access via Dial-Up. The Company's services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and its own sales force.

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

Cost of sales include telecommunications service costs and the costs of providing Internet access, and BPO services. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect of the time of the call. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

REVENUES - Revenues decreased by $1,014,182 or 26.2% to $2,861,586 in the three months ended December 31, 2003 from $3,875,768 in the three months ended December 31, 2002. The decrease was due to a decrease in telecommunications revenues of $985,830 and a decrease in Internet revenues of $38,052, offset partially by the increase in BPO revenues of $9,700. As of December 31, 2003, the Company had 82,954 long distance customers and 6,104 Internet customers, with usage of long distance services of approximately 40,461,000 minutes for the three months ended December 31, 2003 as compared with 111,740 long distance customers and 6,238 Internet customers as of December 31, 2002, with usage of long distance services of approximately 57,064,000 minutes for the three months ended December 31, 2002.

Management believes that the reduction in customer counts and minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In an effort to increase revenue, the Company has initiated affinity marketing relationships with various marketing organizations and charitable groups.

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in twenty-three states including California, Florida, Georgia, New York, New Jersey, Ohio, Pennsylvania, and Texas to operate as a CLEC. The Company is currently in the process of initiating local exchange service in several of these states and expects to begin providing service in those areas in second quarter of 2004. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the quarter ended December 31, 2003, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. For the three months ended December 31, 2003, Perfexa generated third-party revenues of $9,700. Perfexa had no revenues in prior years.

COST OF SALES - Cost of sales decreased by $672,872 or 35.6% to $1,219,530 in the three months ended December 31, 2003 from $1,892,402 in the three months ended December 31, 2002. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $466,544 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in November 2003 of $209,728 for the three months ended December 31, 2003. In addition, for the three months ended December 31, 2003, the costs associated with Internet services decreased $2,984 and the costs associated with BPO services increased $6,384. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts (see above for the Company's efforts to increase). As a percentage of revenue, cost of sales decreased to 42.6% from 48.8% resulting in a gross margin of 57.4% as compared to 51.2% for the three months ended December 31, 2003 and 2002, respectively.

For the three months ended December 31, 2003, Perfexa incurred third-party cost of sales of $6,384. Perfexa had no cost of sales in prior years.

OPERATING EXPENSES - Operating expenses decreased by $196,627 or 10.0% to $1,772,279 in the three months ended December 31, 2003 from $1,968,906 in the three months ended December 31, 2002.

Operating expenses, individually net of Perfexa related costs, for the three months ended December 31, 2003 were comprised primarily of $368,301 in payroll and related expenses paid to employees; billing related costs of $195,739; penalties and interest in connection with past due payroll taxes of prior periods of $135,000; rent of $41,441; bad debt of $36,933; depreciation expense of $35,335; amortization of previously issued options to employees valued at approximately $27,563; and $(51,899) of other operating expenses, primarily corporate expense allocations of $350,104, offset primarily by sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended December 31, 2003 were comprised primarily of $335,546 in payroll and related taxes paid to employees; rent of $60,998; depreciation expense of $42,792; and $544,530 of other operating expenses, primarily corporate expense allocations of $350,104, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the three months ended December 31, 2002 were comprised primarily of $933,320 in payroll and related expenses paid to employees; billing related costs of $256,679; rent of $80,368; bad debt of $45,961; depreciation expense of $35,401; amortization of previously issued options to employees valued at approximately $28,788; and $271,317 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations of $195,359.

Perfexa related start-up operating expenses for the three months ended December 31, 2002 were comprised primarily of $6,117 in payroll and related taxes paid to employees; rent of $47,380; depreciation expense of $684; and $262,891 of other operating expenses, primarily corporate expense allocations of $195,359, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense increased by $237,523 to $305,956 for the three months ended December 31, 2003 from $68,433 for the three months ended December 31, 2002. The increase was primarily due to the interest owed and amortization of debt discount on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $115,000 owed on default of WorldCom note.

NET LOSS - As a result, net loss increased $619,606 to $416,561 or $0.02 loss per common share for the three months ended December 31, 2003, from net income of $203,045, or $0.01 per common share, for the three months ended December 31, 2002. The net loss for the three months ended December 31, 2003, included a one-time charge of $135,000 resulting from an increased accrual on penalties and interest on the Company's past due payroll tax liability. The net income for the three months ended December 31, 2002 included a one-time credit of $257,018 resulting from waived penalties and interest on the Company's past due payroll tax liability, offset partially by Perfexa start-up costs of $121,713.

ASSETS AND LIABILITIES - Assets decreased by $68,493 to $1,750,233 as of December 31, 2003 from $1,818,726 as of June 30, 2003. The decrease was due to net decreases in accounts receivable of $108,734, deposits of $17,233, prepaid expenses of $6,931, and other assets of $9,598, net of increases in property and equipment of $74,003. Liabilities increased by $564,012 to $8,703,389 as of December 31, 2003 from $8,139,377 as of June 30, 2003. The increase was due to increases in accounts payable and accrued expenses of $490,122, primarily for amounts owed to WorldCom, payroll and payroll related liabilities of $65,961 (primarily for amounts associated with past due payroll taxes), obligations under capital lease of $32,482 due to purchase of equipment, and deferred income of $1,102, net of decreases in notes payable of $25,655 due primarily to principal repayments, associated with telecommunications service costs, and the increase in internet service provider access fees and customer service operations as a result of the addition of customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $667,236 to $7,060,203 as of December 31, 2003 from $6,392,967 as of June 30, 2003. The decrease  was  attributable  to  net  loss  of  $740,997 in the six months ended
December 31, 2003; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $55,125; the fair market value of stock issued pursuant to a note payable of $16,414, and a cumulative translation adjustment of $2,222.

SIX  MONTHS  ENDED  DECEMBER  31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

REVENUES - Revenues decreased by $2,029,664 or 25.3% to $5,982,686 in the six months ended December 31, 2003 from $8,012,350 in the six months ended December 31, 2002. The decrease was due to the decrease in telecommunications revenues of $1,981,803 and the decrease in Internet revenues of $57,561, offset partially by the increase in BPO revenues of $9,700. As of December 31, 2003, the Company had 82,954 long distance customers and 6,104 Internet customers, with usage of long distance services of approximately 84,524,000 minutes for the six months ended December 31, 2003 as compared with 111,740 long distance customers and 6,238 Internet customers as of December 31, 2002, with usage of long distance services of approximately 115,746,000 minutes for the six months ended December 31, 2002. As noted above in Management's discussion of results of operations for the three-months ended December 31, 2003, the Company has experienced a decline in its customer counts and minutes of usage. See above for Management's analysis of this decrease and its plan of action.

For the six months ended December 31, 2003, Perfexa generated third-party revenues of $9,700. Perfexa had no revenues in prior years.

COST OF SALES - Cost of sales decreased by $1,086,927 or 28.2% to $2,770,205 in the six months ended December 31, 2003 from $3,857,132 in the six months ended December 31, 2002. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $928,752 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in November 2003 of $176,187 for the six months ended December 31, 2003. In addition, for the six months ended December 31, 2003, the costs associated with Internet services increased $11,628 and the costs associated with BPO services increased $6,384. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts (see above for the Company's efforts to increase). As a percentage of revenue, cost of sales decreased to 46.3% from 48.1% resulting in a gross margin of 53.7% as compared to 51.9% for the three months ended December 31, 2003 and 2002, respectively.

For the six months ended December 31, 2003, Perfexa incurred third-party cost of sales of $6,384. Perfexa had no cost of sales in prior years.

OPERATING EXPENSES - Operating expenses decreased by $330,550 or 8.5% to $3,568,785 in the six months ended December 31, 2003 from $3,899,335 in the six months ended December 31, 2002. The Company has continued to streamline operations in the six months ended December 31, 2003, thereby decreasing operating expenses when compared to the six months ended December 31, 2002.

Operating expenses, individually net of Perfexa related costs, for the six months ended December 31, 2003 were comprised primarily of $770,386 in payroll and related expenses paid to employees; billing related costs of $370,369; penalties and interest in connection with past due payroll taxes of prior periods of $135,000; rent of $103,397; bad debt of $109,932; depreciation expense of $60,366; amortization of previously issued options to employees valued at approximately $55,125; and $43,728 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations of $630,888.

Perfexa related operating expenses for the six months ended December 31, 2003 were comprised primarily of $697,103 in payroll and related taxes paid to employees; rent of $121,187; depreciation expense of $82,316; and $1,019,876 of other operating expenses, primarily corporate expense allocations of $630,888, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the six months ended December 31, 2002 were comprised primarily of $1,910,978 in payroll and related expenses paid to employees; billing related costs of $536,499; rent of $158,799; bad debt of $61,165; depreciation expense of $71,326; amortization of previously issued options to employees valued at approximately $61,863; and $529,067 of other operating expenses, primarily sales commissions (including a credit of $69,924 associated with the settlement of a legal matter), costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations of $412,217.

Perfexa related start-up operating expenses for the six months ended December 31, 2002 were comprised primarily of $6,117 in payroll and related taxes paid to employees; rent of $47,380; depreciation expense of $684; and $515,457 of other operating expenses, primarily corporate expense allocations of $412,217, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense increased by $222,106 to $420,793 for the six months ended December 31, 2003 from $198,687 for the six months ended December 31, 2002. The increase was primarily due to the interest owed and amortization of debt discount on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $115,000 owed on default of WorldCom note.

NET LOSS - As a result, net loss increased $1,052,966 to $740,997 or $0.04 loss per common share for the six months ended December 31, 2003, from net income of $311,969, or $0.02 per common share, for the six months ended December 31, 2002. The net loss for the six months ended December 31, 2003, included a one-time charge of $135,00 resulting from an increased accrual on penalties and interest on the Company's past due payroll tax liability. The net income for the six months ended December 31, 2002 included a one-time credit of $257,018 resulting from waived penalties and interest on the Company's past due payroll tax liability, and a credit of $69,924 associated with the settlement of a legal matter, offset partially by Perfexa start-up costs of $157,421.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had no change in its cash position for the six months ended December 31, 2003 as compared to June 30, 2003, resulting from $208,613 of cash provided by the Company's operating activities, and a cumulative translation adjustment of $2,222, offset by $114,009 of cash used in investing activities and $96,826 of cash used in financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $208,613 for the six months ended December 31, 2003 was primarily due to net loss of $740,997, offset partially by changes in operating assets and liabilities, principally accounts receivable and other current assets of $32,564, accounts payable and accrued expenses of $494,198, accrued payroll and related taxes of $65,961; and deferred income of $1,102; and minority interest of $38,345; offset partially by the amortization of previously issued options vesting to employees in the current period of $55,125; the fair market value of stock issued in connection with a note payable of $16,414; depreciation and amortization expense of $143,003; amortization of debt discount of $58,264; the increase in bad debt expense related to accounts receivable of $109,932; and the loss on the disposal of assets of $11,392.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $114,009 for the six months ended December 31, 2003 funded purchases of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $96,826 in the six months ended December 31, 2003 was primarily due to principal repayments on notes payable of $938,285, and principal repayments under capital lease obligations of $6,541, offset primarily by net borrowings on notes payable of $779,000, and net proceeds from the issuance of stock of subsidiary totaling $69,000.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. However, the Company does not have sufficient funds to meet its total monthly obligations to WorldCom and its past due payroll taxes. In order to meet these monthly commitments, GTC accumulates an accounts payable deficit with WorldCom. As of December 31, 2003, GTC has an outstanding accounts payable balance of $757,332 owed to Worldcom. In addition, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts, its contingent liabilities, as well as its India operations (see below). Therefore, the Company may be required to seek additional funds either through debt or equity financing to finance these debts, contingencies and plans. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

In October 2003, Perfexa issued 15,000 shares of restricted common stock, resulting in net proceeds to Perfexa of $15,000, to an "accredited" investor at a price of $1.00 per share.

On June 3, 2003, Perfexa-U.S. initiated a private placement ("PPM") offering of 2,000,000 shares of its restricted common stock at a price of $1.00 per share. Through September 30, 2003, Perfexa had sold 60,000 shares pursuant to this offering, resulting net proceeds of $54,000 which were transferred to GTC as partial repayment of accrued advances. The PPM closed August 31, 2003 with no additional investments.

INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of December 31, 2003, the Company has advanced Perfexa-U.S. $2,505,975 in cash and equipment, of which $603,162 was for the purchase of equipment and $1,902,813 for operating expenses. In addition, the Company has allocated $1,501,190 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of December 31, 2003, Perfexa-U.S. has billed GTC $626,296 for such services.

As of December 31, 2003, Perfexa-U.S. owes GTC $3,218,969 net of $161,900 repaid by Perfexa-U.S. from funds raised and $626,296 in amounts billed for services rendered.

SHORT-TERM DEBT - On February 12, 2004, the Company borrowed $450,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $48,000 upon maturity at June 11, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 150,000 shares of the Company's restricted common stock valued at $11,688 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in February 2004.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003.

On November 5, 2003, the Company borrowed $350,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $37,333 upon maturity at March 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 20,000 shares of the Company's restricted common stock valued at $2,581 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2003.

On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor shall be entitled to 60,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in October 2003. As of February 17, 2004, the note plus interest of $32,000 were paid.

In connection with the notes payable discussed above, the Company incurred finder's fees in the amount of approximately $130,000. As a result, the Company recorded a debt discount of approximately $130,000 and is amortizing the amount to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of December 31, 2003, the Company has amortized approximately $60,000 to interest expense.

In September 2003, the Company borrowed $25,000 for working capital purposes from a third party. The note pays simple interest of 8% per annum with principal and interest due upon maturity at December 3, 2003. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 25,000 shares of the Company's restricted common stock valued at $3,070 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in September 2003. On December 3, 2003, the note plus interest of $504 were repaid.

In April 2003, Perfexa-U.S. issued a short-term convertible note with a principal amount of $125,000 to an unrelated third party investor. The note provides for simple interest of 10% per annum with principal and interest due upon maturity at July 31, 2003. Pursuant to the terms of the note, the note may be converted, at the election of the noteholder prior to the maturity of the note, into shares of common stock of Perfexa-U.S. at the rate of $0.50 per share (estimated to be the fair market value on the date of issuance, based on current third party transaction). In August 2003, the Company repaid $100,000 of the principal balance and issued 8,152 shares of Perfexa-U.S. restricted common stock valued at $4,076 (based on the terms of the note) in lieu of an equivalent amount of interest due on the note. In the three month period ended December 31, 2003, the Company repaid the remaining $25,000 of the principal balance.

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

As of December 31, 2003, the Company determined that it was $375,000 in arrears on payments against the note. At the time of this filing, the Company is
$625,000  in  arrears  on  payments  due. Although WorldCom has not notified the
Company that it is in default on the note, the Company has prepared the financial statements to reflect an additional accrual of approximately $115,000 of additional interest ("Additional Interest") to reflect an interest rate increase from 6% to 18% on the amounts in arrears. The Company is currently in discussions with WorldCom to restructure the terms of the note. The amount of the Additional Interest is subject to significant change depending on the results of the Company's negotiations. If the Company is successful in its negotiations with WorldCom, the Additional Interest may reverse in a subsequent period, which would result in a credit to the Company's financial statements. If the Company is unsuccessful, the amount of the Additional Interest will increase significantly. There can be no guarantees that the Company will be successful in its efforts to re-negotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on the Company's operations.

In October 2003, the Company financed upgrades to its existing telephone system by entering into a term note in the amount of $16,925. The note provides for the Company to make 12 monthly payments of $1,309, with no interest charged, commencing November 2003. In addition, in August 2003, the Company financed certain component upgrades to its existing telephone system by entering into term obligations totaling $84,349. One obligation, totaling $45,326, is a note that provides for the Company to make monthly payments of approximately $3,505, with no interest charged, commencing September 2003 and matures August 2004. The other obligation, totaling $39,023 is a capital lease that provides for the Company to make monthly payments of approximately $865, including interest at a rate of 12.9%, and matures August 2008.

In November 2003, Perfexa-India financed the purchase of two automobiles by entering into term notes in the amount of $13,115. The notes provide for Perfexa-India to make monthly payments of approximately $756, including interest at a rate of approximately 10%, and mature October 2006. The total outstanding balance on the notes were $13,115 and are included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2003.

CONTINGENT LIABILITIES - As of December 31, 2003, the Company has accrued approximately $285,000 related to penalties and interest in connection with past due payroll taxes of prior periods. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. The Company recently held supplemental negotiations with the IRS. Although the Company has performed all obligations in accordance with previous negotiations, the IRS has reversed its position on certain conditions of the agreement and as a result, the Company increased its accrual $135,000 to a total of $285,000 at December 31, 2003, related to penalties and interest in connection with past due payroll taxes of prior periods. This accrual is reflected under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at December 31, 2003. The Company is continuing its discussions with the IRS with respect to this remaining amount and expects this matter to be settled and the related accrual paid by September 2004.

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

Perfexa currently provides customer service for the Company's approximately 89,000 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

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

2001  STOCK  INCENTIVE  PLAN

During the six months ended December 31, 2003, the Company issued options pursuant to the Company's 2001 Stock Incentive Plan to certain board of directors to purchase an aggregate of 20,000 shares of common stock, at an average exercise price of $0.13 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through November 2006.

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

BPO  SERVICES

BPO service revenues consist of amounts billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended December 31, 2003, the Company issued the following unregistered securities:

On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

On November 5, 2003, the Company borrowed $350,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $37,333 upon maturity at March 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 20,000 shares of the Company's restricted common stock valued at $2,581 (based on the market price on the date of grant and the related pro-rata value of the common stock). The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The issuance was an isolated transaction not involving a public offering pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

The Company's subsidiary, Perfexa-U.S. issued the following unregistered securities:

In October 2003, Perfexa issued 15,000 shares of restricted common stock, resulting in net proceeds to Perfexa of $15,000, to an "accredited" investor at a price of $1.00 per share. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

As previously discussed, the Company currently has a note payable to WorldCom in the amount of $5,264,714. As of December 31, 2003, the Company is $375,000 in arrears on payments due. At the time of this filing, the Company is $625,000 in arrears on payments due. Although WorldCom has not notified the Company that it is in default on the note, the Company is currently in discussions with WorldCom to restructure the terms of the note. However, there can be no guarantees that the Company will be successful in its efforts to re-negotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on the Company's operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended December 31, 2003.

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



                              GTC  TELECOM  CORP.


                              By:  /s/  S.  Paul  Sandhu
                              --------------------------
                              S.  Paul  Sandhu
                              Chief  Executive  Officer
                              (Principal Executive Officer)

                              By:/s/  Gerald  A.  DeCiccio
                              ----------------------------
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  February  17,  2004