Form 10QSB
period 2004-03-31
GTC TELECOM CORP
filed 2004-05-18
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
     [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                 MARCH 31, 2004
     [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                 SECURITIES EXCHANGE  ACT  OF  1934

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

     Yes  [  X  ]  No  [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock          Outstanding at April 30, 2004
     -----------------------------------          ------------------------------
     Common  Stock,  $0.001  par  value                    21,386,622


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [    ]  No  [  X  ]

INDEX
                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item 1. Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 2004 (Unaudited) and June 30, 2003

     Condensed  Consolidated  Statements of Operations and Other Comprehensive
      Income (Loss)(Unaudited) for the three and nine months ended
      March 31, 2004 and 2003

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2004 and 2003

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS

                                GTC TELECOM CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,      June 30,
                                                                         2004           2003
                                                                      (Unaudited)      (Audited)
                                                                    -------------  -------------
ASSETS
  Cash                                                              $        500   $        500
  Accounts receivable, net of allowance for doubtful accounts of approximately $53,000 and $125,000 at
   March 31, 2004 and June 30, 2003, respectively                        730,967        950,088
  Deposits                                                                62,672         76,805
  Prepaid expenses                                                        63,263         84,829
                                                                    -------------  -------------
    Total current assets                                                 857,402      1,112,222

Property and equipment, net                                              705,182        630,942
Other assets                                                              78,666         75,562
                                                                    -------------  -------------

    Total assets                                                    $  1,641,250   $  1,818,726
                                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                             $  2,657,075   $  1,529,827
  Accrued payroll and related taxes                                      382,008        399,469
  Obligation under capital lease                                          13,454          8,914
  Notes payable, net of debt discount of $45,000                       5,861,798      2,772,149
  Deferred income                                                          4,560          3,245
                                                                    -------------  -------------
    Total current liabilities                                          8,918,895      4,713,604

Long-term liabilities:
  Obligation under capital lease, net of current portion                  30,284          6,285
  Notes payable, net of current portion                                   23,134      3,419,488
                                                                    -------------  -------------
    Total Liabilities                                                  8,972,313      8,139,377
                                                                    -------------  -------------

Commitments and contingencies

Minority interest in consolidated subsidiary                              90,762         72,316

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                               --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    21,386,622 and 20,714,122 shares issued and outstanding at
    March 31, 2004 and June 30, 2003, respectively                        21,387         20,714
  Additional paid-in-capital                                           9,023,713      8,885,200
  Note receivable officer                                                (60,306)       (60,306)
  Accumulated other comprehensive income                                  23,820         10,010

  Accumulated deficit                                                (16,430,439)   (15,248,585)
                                                                    -------------  -------------
    Total stockholders' deficit                                       (7,421,825)    (6,392,967)
                                                                    -------------  -------------

    Total liabilities and stockholders' deficit                     $  1,641,250   $  1,818,726
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

                                GTC TELECOM CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                                             Three Months Ended        Nine Months Ended
                                                                                 March 31,                  March 31,
                                                                            2004          2003          2004          2003
                                                                        -----------   -----------   -----------   -----------
Revenues:
  Telecommunications                                                    $ 2,393,543   $ 3,535,043   $ 7,972,348   $11,095,651
  Internet services                                                         174,663       225,833       568,844       677,575
  BPO services                                                               33,022            --        42,722            --
                                                                        ------------  ------------  ------------  ------------
    Total revenues                                                        2,601,228     3,760,876     8,583,914    11,773,226
                                                                        ------------  ------------  ------------  ------------

Cost of sales:
  Telecommunications                                                        938,484     1,640,337     3,376,774     5,183,566
  Internet services                                                         116,174       168,374       441,705       482,277
  BPO services                                                               21,733            --        28,117            --
                                                                        ------------  ------------  ------------  ------------
    Total cost of sales                                                   1,076,391     1,808,711     3,846,596     5,665,843
                                                                        ------------  ------------  ------------  ------------

Gross profit                                                              1,524,837     1,952,165     4,737,318     6,107,383
                                                                        ------------  ------------  ------------  ------------

Operating expenses:
  Payroll and related                                                       716,549     1,012,284     2,184,038     2,929,379
  Selling, general, and administrative                                      833,272       924,584     2,934,568     2,906,824
                                                                        ------------  ------------  ------------  ------------
    Total operating expenses                                              1,549,821     1,936,868     5,118,606     5,836,203
                                                                        ------------  ------------  ------------  ------------

Operating income (loss)                                                     (24,984)       15,297      (381,288)      271,180

Interest expense, net                                                      (421,957)      (80,142)     (842,750)     (278,829)
Gain on waiver of payroll tax penalties and interest                             --        75,000            --       332,018
                                                                        ------------  ------------  ------------  ------------

Income (loss) before provision for income taxes and minority interest      (446,941)       10,155    (1,224,038)      324,369

Provision for income taxes                                                   10,203           240        12,446         2,485
                                                                        ------------  ------------  ------------  ------------

Income (loss) before minority interest                                     (457,144)        9,915    (1,236,484)      321,884

Minority interest in loss of consolidated subsidiaries                       16,285            --        54,630            --
                                                                        ------------  ------------  ------------  ------------

Net income (loss) available to common stockholders                         (440,859)        9,915    (1,181,854)      321,884

Foreign currency translation adjustment                                      11,588            --        13,810            --
                                                                        ------------  ------------  ------------  ------------

Comprehensive income (loss)                                             $  (429,271)  $     9,915   $(1,168,044)  $   321,884
                                                                        ============  ============  ============  ============

Net income (loss) available to common
  stockholders per common share
    Basic                                                               $     (0.02)  $      0.00   $     (0.06)  $      0.02
                                                                        ============  ============  ============  ============
    Diluted                                                             $     (0.02)  $      0.00   $     (0.06)  $      0.02
                                                                        ============  ============  ============  ============

Weighted average common shares outstanding
    Basic                                                                20,986,759    20,641,622    20,860,922    20,618,794
                                                                        ============  ============  ============  ============
    Diluted                                                              20,986,759    20,985,395    20,860,922    20,962,567
                                                                        ============  ============  ============  ============




    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Nine Months Ended
                                                                          March 31,
                                                                     2004          2003
                                                                 -----------   -----------
Cash Flows From Operating Activities:
Net income (loss)                                                $(1,181,854)  $   321,884
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                        82,688        86,362
  Estimated fair market value of stock issued in
    connection with notes payable                                     56,473         7,146
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                          --        16,500
  Estimated fair market value of stock issued for services                --         8,250
  Depreciation and amortization                                      219,594       108,673
  Amortization of debt discount                                      154,317            --
  Bad debt expense                                                   142,285        94,634
  Minority interest in loss of consolidated subsidiaries             (54,630)           --
  Loss on sale of equipment                                           11,392         1,486
  Gain on waiver of payroll tax penalties and interest                    --      (332,018)
  Changes in operating assets and liabilities:
    Accounts receivable and other assets                             109,430       136,955
    Accounts payable and accrued expenses                          1,131,325     1,082,921
    Accrued payroll and related taxes                                (17,461)     (474,473)
    Deferred income                                                    1,315       (44,859)
                                                                 -----------   -----------

Net cash provided by operating activities                            654,874     1,013,461
                                                                 -----------   -----------
Cash Flows From Investing Activities:
Purchases of property and equipment                                 (146,464)     (296,232)
                                                                 -----------   -----------

Net cash used in investing activities                               (146,464)     (296,232)
                                                                 -----------   -----------

Cash Flows From Financing Activities:
Principal repayments on notes payable                             (1,740,261)   (1,087,345)
Principal payments under capital lease                               (10,484)       (6,025)
Principal borrowings on notes payable, net of fees of $202,000     1,159,500       285,830
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                            69,000            --
Proceeds from exercise of stock options                                   25            --
                                                                 -----------   -----------

Net cash used in financing activities                               (522,220)     (807,540)
                                                                 -----------   -----------

Effect of exchange rate changes on cash                               13,810            --
                                                                 -----------   -----------

Net decrease in cash                                                      --       (90,311)

Cash at beginning of period                                              500       226,066
                                                                 -----------   -----------

Cash at end of period                                            $       500   $   135,755
                                                                 ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
Interest                                                         $   296,846   $   284,482
                                                                 ============  ============
Income taxes                                                     $    12,448   $     2,485
                                                                 ============  ============

See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

During the period ended March 31, 2004, the Company financed the purchase of equipment totaling $146,889, including $39,023 of capital leases and $107,866 of notes payable.

During the period ended March 31, 2004, Perfexa issued 8,152 shares of restricted common stock pursuant to the conversion of interest payable in the amount of $4,076.



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of March 31, 2004, the results of operations for the three and nine months ended March 31, 2004 and 2003, and cash flows for the nine months ended March 31, 2004 and 2003.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2003. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC - GTC provides various services including, telecommunication services, which includes long distance telephone and calling card services, Internet related services, including Internet Service Provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada
Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company trades on the Over-The-Counter Bulletin Board under the symbol "GTCC".

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has negative working capital of $8,061,493, liabilities from the underpayment of payroll taxes (see Note 7), an accumulated deficit of $16,430,439, and a stockholders' deficit of $7,421,825; in addition, through March 31, 2004, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with MCI/WorldCom (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At March 31, 2004 and June 30, 2003, the Company owned approximately 97% and 98%, respectively, of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% and 2% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at March 31, 2004 and June 30, 2003, respectively, is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation gain of $13,810 for the nine months ended March 31, 2004. The Company had no foreign subsidiaries in its previous fiscal years.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost approximating $83,000 and $86,000 is reflected in net profit (loss) for each of the nine month periods ended March 31, 2004 and 2003, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.


                                                                      Three Months Ended       Nine Months Ended
                                                                            March 31,                March 31,
                                                                        2004       2003         2004         2003
                                                                     ----------  ---------  ------------  ----------
Net income (loss) available to common stockholders:
    As reported                                                      $(440,859)  $  9,915   $(1,181,854)  $ 321,884
    Deduct total stock-based employee compensation expense
     determined under fair based method for all awards                 (30,000)   (65,000)     (110,000)   (125,000)
                                                                     ----------  ---------  ------------  ----------

    Pro-forma                                                        $(470,859)  $(55,085)  $(1,291,854)  $ 196,884
                                                                     ==========  =========  ============  ==========

Net income (loss) available to common stockholders per common share
    As reported
      Basic                                                          $   (0.02)  $   0.00   $     (0.06)  $    0.02
                                                                     ==========  =========  ============  ==========
      Diluted                                                        $   (0.02)  $   0.00   $     (0.06)  $    0.02
                                                                     ==========  =========  ============  ==========

    Pro-forma
      Basic                                                          $   (0.02)  $   0.00   $     (0.06)  $    0.01
                                                                     ==========  =========  ============  ==========
      Diluted                                                        $   (0.02)  $   0.00   $     (0.06)  $    0.01
                                                                     ==========  =========  ============  ==========

EARNINGS (LOSS) PER SHARE - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 0 and 343,773 shares were potential additional common shares as of March 31, 2004 and 2003, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and nine months ended March 31, 2004, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                    Three Months Ended        Nine Months Ended
                                                                         March 31,                  March 31,
                                                                    2004          2003         2004          2003
                                                                ------------  -----------  ------------  -----------

Net income (loss) available to common stockholders              $  (440,859)  $     9,915  $(1,181,854)  $   321,884

Weighted average number of common shares outstanding
                                                                 20,986,759    20,641,622   20,860,922    20,618,794
Incremental shares from the assumed exercise of dilutive stock
options and warrants                                                     --       343,773           --       343,773

Dilutive potential common shares                                 20,986,759    20,985,395   20,860,922    20,962,567
                                                                ------------  -----------  ------------  -----------

Net income (loss) available to common stockholders per
common share
   Basic                                                        $     (0.02)  $      0.00  $     (0.06)  $      0.02
                                                                ============  ===========  ============  ===========
   Diluted                                                      $     (0.02)  $      0.00  $     (0.06)  $      0.02
                                                                ============  ===========  ============  ===========

RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. Otherwise, this pronouncement is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of March 31, 2004, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of March 31, 2004) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at March 31, 2004.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

On February 12, 2004, the Company borrowed $450,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $48,000 upon maturity at June 11, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 150,000 shares of the Company's restricted common stock valued at $11,688 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in February 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $13,280 in interest and issue an additional 300,000 shares of the Company's restricted common stock valued at $45,000 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in May 2004.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in May 2004.

On November 5, 2003, the Company borrowed $350,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $37,333 upon maturity at March 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 20,000 shares of the Company's restricted common stock valued at $2,581 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2003. On March 5, 2004, the Company defaulted on the note and issued 100,000 shares of the Company's restricted common stock valued at $8,000 (based on the market price on the date of issuance) in accordance with the default terms of the note. The note was renegotiated and $75,000 of the note plus interest of $37,333 were repaid. The new note of $275,000 was to be repaid plus interest of $14,667 upon maturity at May 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 275,000 shares of the Company's restricted common stock valued at $20,370 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in March 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $15,448 in interest and issue an additional 100,000 shares of the Company's restricted common stock valued at $15,000 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in May 2004.

On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note was repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in October 2003.

In connection with the notes payable discussed above, the Company incurred finder's fees in the amount of approximately $202,000. As a result, the Company recorded a debt discount of approximately $202,000 and is amortizing the amount to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ending March 31, 2004, the Company has amortized approximately $154,000 to interest expense.

In January 2004, the Company financed additional upgrades to its existing telephone system by entering into a term note in the amount of $32,500. The note provides for the Company to make 5 monthly payments of $5,625, with no interest charged, commencing February 2004, with the balance due in July 2004. The total outstanding balance on this obligation was $21,250 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2004.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable (the "Previous Note") due to WorldCom into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $4,195,706 on the date of renegotiation. In addition, the Company negotiated to convert $2,485,551 of accounts payable to WorldCom into the New Note. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments required, at which time the interest rate increases to 18% and the entire unpaid principal balance plus accrued interest is immediately due and payable. The New Note, as amended, requires principal and interest payments of $250,000 per month thereafter through October 15, 2004, $250,672 per month thereafter through May 15, 2005, $300,000 per month thereafter through July 15, 2005, and a final payment of $176,335 on August 15, 2005. The total outstanding balance on this New Note was $4,925,437 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2004. On February 20, 2004, WorldCom agreed to allow the Company to make interest only payments for payments due under the New Note through May 2004. All other terms of the New Note remain the same.

At the time of this filing, the Company determined that it was $375,000 in arrears on payments against the New Note. Although WorldCom has not notified the Company that it is in default on the note, the Company has prepared the financial statements to reflect an additional accrual of approximately $255,000 of additional interest ("Additional Interest") to reflect an interest rate increase from 6% to 18% on the amounts in arrears and classified the entire balance as current. The Company is currently in discussions with WorldCom to restructure the terms of the note. The amount of the Additional Interest is subject to change depending on the results of the Company's negotiations. If the Company is successful in its negotiations with WorldCom, the Additional Interest may reverse in a subsequent period, which would result in a credit to the Company's financial statements. If the Company is unsuccessful, the amount of the Additional Interest will increase significantly. There can be no guarantees that the Company will be successful in its efforts to re-negotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on the Company's financial position or results of operations.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

In February 2004, the Company's Chief Financial Officer exercised options (previously granted pursuant to his director compensation plan) to purchase a total of 2,500 shares of the Company's common stock for $25.

During the nine months ended March 31, 2004, the Company issued 670,000 shares of the Company's restricted common stock in connection with notes payable (see
Note  5),  including  25,000  shares  issued  in  September  2003.

During the nine months ended March 31, 2004, the Company issued options to certain board of directors to purchase an aggregate of 15,000 shares of restricted common stock, at an average exercise price of $0.12 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through January 2007.

The Company recorded compensation expense for previously issued "in the money" options of $82,688 and $86,362 in the nine month period ended March 31, 2004 and 2003, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company provides its Internet Service Provider Access services pursuant to agreements with various outside companies for the provisioning of the Company's Internet Service Provider Access service. Previously, the Company was required to pay the greater of actual incurred usage or a minimum monthly fee. In December 2003, the Company renegotiated its agreement with its primary Internet service provider. Under the terms of the revised agreement, the Company is no longer obligated to monthly minimums. However, the Company is subject to an aggregate usage minimum of $525,000 during the term of the agreement which expires on June 1, 2006. As of April 30, 2004, the Company has met $161,971 of this commitment.

The Company does not own its own long distance network and currently depends primarily upon MCI/WorldCom to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of the agreement, the Company was obligated to meet a total purchase requirement of $18,000,000 by August 2003. The Company met this requirement in October 2002 and therefore is no longer subject to any monthly minimums. The current contract term expired on August 31, 2003, reverting to a month-to-month agreement allowing either party to terminate the agreement upon thirty (30) day's written notice. In October 2003, the Company negotiated further reductions to the transportation cost of service which took effect in November 2003. The Company is currently in negotiations with MCI/WorldCom for new contract terms. For the nine month period ended March 31, 2004 and 2003, the Company paid $3,566,904 and $5,036,087, respectively, pursuant to these agreements. As of March 31, 2004, the Company owes $6,049,203 to WorldCom of which $1,123,766 (including approximately $255,000 of Additional Interest) is included in accounts payable and accrued expenses and the remaining amount of $4,925,437 is included in Notes Payable (see Note 5) in the accompanying condensed consolidated balance sheet at March 31, 2004.

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

Under the terms of the Company's contract with its alternative telecommunications supplier, the Company is obligated to a minimum monthly commitment of $25,000. The term of this agreement is for two (2) years. Pursuant to the agreement, the Company may terminate the agreement upon ninety
(90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which is $62,500 at March 31, 2004. The provider may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement.

PAYROLL TAXES - The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of March 31, 2004 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. The Company recently held supplemental negotiations with the IRS. Although the Company has performed all obligations in accordance with previous negotiations, in December 2003, the IRS reversed its position on certain conditions of the agreement and as a result, the Company increased its accrual $135,000. As of March 31, 2004, the Company has an accrual of $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. This accrual is reflected under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at March 31, 2004. The Company is current on its payments and expects to fulfill this obligation by September 2004.

STOCK PURCHASE AGREEMENT - Pursuant to a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"), the Company is entitled to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages equal to one-half of the amount not drawndown. As of the date of this filing, the Company has not drawn under this Agreement.

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

NOTE  9  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and nine months ended March 31, 2004. The Company had no segments in prior years.



                               Three Months Ended  Nine Months Ended
                                   March 31, 2004  March 31, 2004
                                     ------------  ------------
REVENUES
-----------------------------------
    Telecommunications and Internet  $ 2,568,206   $ 8,541,192
    BPO
       Perfexa-U.S.                       33,022        42,722
       Perfexa-India                          --            --
                                     ------------  ------------
         Total                        $2,601,228   $ 8,583,914
                                     ============  ============

COST OF SALES
-----------------------------------
    Telecommunications and Internet  $ 1,054,658   $ 3,818,479
    BPO
       Perfexa-U.S.                       21,733        28,117
       Perfexa-India                          --            --
                                     ------------  ------------
         Total                       $ 1,076,391   $ 3,846,596
                                     ============  ============

OPERATING LOSS
-----------------------------------
    Telecommunications and Internet  $   797,572   $ 2,358,435
    BPO
       Perfexa-U.S.                     (533,781)   (1,870,815)
       Perfexa-India                    (288,775)     (868,908)
                                     ------------  ------------
         Total                       $   (24,984)  $  (381,288)
                                     ============  ============

CAPITAL EXPENDITURES
-----------------------------------
    Telecommunications and Internet  $    27,250   $   132,207
    BPO
       Perfexa-U.S.                            0         7,864
       Perfexa-India                      37,705       153,282
                                     ------------  ------------
         Total                       $    64,955   $   293,353
                                     ============  ============

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:



                                 March 31, 2004  June 30, 2003
                                     ----------  ----------
                    ASSETS
                   -------
    Telecommunications and Internet  $  973,037  $1,222,734
    BPO
       Perfexa-U.S.                      48,848      26,130
       Perfexa-India                    619,365     569,862
                                     ----------  ----------
         Total                       $1,641,250  $1,818,726
                                     ==========  ==========

NOTE  10  -  SUBSEQUENT  EVENTS:

On May 5, 2004, the Company amended a $450,000 note payable (see Note 5), extending the note to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $13,280 in interest and issue an additional 300,000 shares of the Company's restricted common stock valued at $45,000 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in May 2004.

On May 5, 2004, the Company amended a $275,000 note payable (see Note 5), extending the note to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $15,448 in interest and issue an additional 100,000 shares of the Company's restricted common stock valued at $15,000 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in May 2004.

On April 23, 2004, the Company entered into an agreement for the acquisition of Telspan, Inc., a California corporation ("Telspan"). Pursuant to the Reorganization and Stock Purchase Agreement (the "Acquisition Agreement") entered into between the Company, Telspan, Inc. and its shareholders, the Company agreed to acquire 100% of the outstanding capital stock of Telspan in exchange for that number of shares of the Company's common stock which would equate to 84% of the outstanding capital stock of the Company on a fully diluted basis following the acquisition. Closing of the acquisition is conditioned upon various events, including the approval of the Company's stockholders and upon Telspan's successful acquisition of certain telecommunications assets.

In a related agreement, the Company on April 23, 2004 agreed to sell a controlling interest in its Perfexa subsidiary to the shareholders of Infospan, Inc., a California company commonly controlled by some of the shareholders of TelSpan. Closing of the sale of the controlling interest is conditioned, in part, upon the approval of the Company's stockholders.

In April 2004, the Company entered into an agreement with an outside consultant for investor relations services. Pursuant to the agreement, the Company agreed to pay $10,000 per month for services and following an initial term of twelve
(12) months, the agreement shall automatically terminate. In addition, the Company agreed to issue to the investor relations company, warrants to purchase up to 500,000 shares of the Company's common stock. The warrants have an exercise price of $0.12 per share and are valued at approximately $65,000 (based on the Black Scholes pricing model) which the Company will amortize as investor relations expense over the term of the agreement. The warrants vest immediately and are exercisable for a period of three years from the date of issuance.

On October 2, 2002, and amended on April 1, 2004, the Company renegotiated a previous note payable (the "Previous Note") due to an unrelated third party into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $45,000 on the date of renegotiation. The New Note, as amended, pays simple interest of 12% per annum with principal and interest due upon maturity at May 21, 2004. In addition, the Company issued to the third party 45,000 shares of the Company's restricted common stock valued at $4,821 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in April 2004.

On April 15, 2004, the Company borrowed $25,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on April 26, 2004. In addition, the Company issued to the employee 25,000 shares of its restricted common stock valued at $2,273 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will amortize the value of the related common stock to interest expense in April 2004.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of the date of this filing, the Company has repaid $5,000 of the amount borrowed. The remaining amounts accrue no interest and are payable on demand.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES - Revenues decreased by $1,159,648 or 30.8% to $2,601,228 in the three months ended March 31, 2004 from $3,760,876 in the three months ended March 31, 2003. The decrease was due to a decrease in telecommunications revenues of $1,141,500 and a decrease in Internet revenues of $51,170, offset partially by the increase in BPO revenues of $33,022. As of March 31, 2004, the Company had 77,421 long distance customers and 6,004 Internet customers, with usage of long distance services of approximately 39,167,000 minutes for the three months ended March 31, 2004 as compared with 106,910 long distance customers and 6,319 Internet customers as of March 31, 2003, with usage of long distance services of approximately 53,892,000 minutes for the three months ended March 31, 2003.

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

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in twenty-two states including Florida, Georgia, New York, New Jersey, Ohio,
Pennsylvania, and Texas to operate as a CLEC. The Company recently began offering service in Florida and is in the process of initiating local exchange service in several of these states and expects to begin providing service in those areas in second quarter of 2004. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the quarter ended December 31, 2003, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. For the three months ended March 31, 2004, Perfexa generated third-party revenues of $33,022. Perfexa had no revenues in prior years.

COST OF SALES - Cost of sales decreased by $732,320 or 40.5% to $1,076,391 in the three months ended March 31, 2004 from $1,808,711 in the three months ended March 31, 2003. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $529,679 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in November 2003 of $172,174 for the three months ended March 31, 2004. In addition, for the three months ended March 31, 2004, the costs associated with Internet services decreased $52,200 and the costs associated with BPO services increased $21,733. As a percentage of revenue, cost of sales decreased to 41.4% from 48.1% resulting in a gross margin of 58.6% as compared to 51.9% for the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004, Perfexa incurred third-party cost of sales of $21,733. Perfexa had no cost of sales in prior years.

OPERATING EXPENSES - Operating expenses decreased by $387,047 or 20.0% to $1,549,821 in the three months ended March 31, 2004 from $1,936,868 in the three months ended March 31, 2003 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the three months ended March 31, 2004 were comprised primarily of $418,329 in payroll and related expenses paid to employees; billing related costs of $171,389; rent of $41,478; bad debt of $32,354; depreciation expense of $31,998; amortization of previously issued options to employees valued at approximately $27,563; and $(7,135) of other operating expenses, primarily corporate expense allocations of $284,690, offset primarily by sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended March 31, 2004 were comprised primarily of $298,220 in payroll and related taxes paid to employees; rent of $61,158; depreciation expense of $44,916; and $429,551 of other operating expenses, primarily corporate expense allocations of $284,690, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the three months ended March 31, 2003 were comprised primarily of $913,829 in payroll and related expenses paid to employees; billing related costs of $211,268; rent of $79,459; bad debt of $37,336; depreciation expense of $32,752; amortization of previously issued options to employees valued at approximately $24,500; and $196,394 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations of $184,757.

Perfexa related start-up operating expenses for the three months ended March 31, 2003 were comprised primarily of $98,455 in payroll and related taxes paid to employees; rent of $51,532; depreciation expense of $3,910; and $287,433 of other operating expenses, primarily corporate expense allocations of $184,757, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense increased by $341,815 to $421,957 for the three months ended March 31, 2004 from $80,142 for the three months ended March 31, 2003. The increase was primarily due to the interest owed and amortization of debt discount on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $255,000 owed on default of the WorldCom note.

NET LOSS - Net loss increased $450,774 to $440,859 or $0.02 loss per common share for the three months ended March 31, 2004, from net income of $9,915, or $0.00 per common share, for the three months ended March 31, 2003. The net income for the three months ended March 31, 2003 included a one-time credit of $75,000 resulting from waived penalties and interest on the Company's past due payroll tax liability, offset partially by Perfexa start-up costs of $256,574.

ASSETS AND LIABILITIES - Assets decreased by $177,476 to $1,641,250 as of March 31, 2004 from $1,818,726 as of June 30, 2003. The decrease was due to net decreases in accounts receivable of $219,121, deposits of $14,133, and prepaid expenses of $21,566, net of increases in property and equipment of $74,240, and other assets of $3,104. Liabilities increased by $832,936 to $8,972,313 as of March 31, 2004 from $8,139,377 as of June 30, 2003. The increase was due to increases in accounts payable and accrued expenses of $1,127,248, primarily for amounts owed to WorldCom, obligations under capital lease of $28,539 due to purchase of equipment, and deferred income of $1,315, net of decreases in payroll and payroll related liabilities of $17,461 (primarily for amounts associated with past due payroll taxes), and notes payable of $306,705 due primarily to principal repayments, associated with telecommunications service costs, and the increase in internet service provider access fees and customer service operations as a result of the addition of customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $1,028,858 to $7,421,825 as of March 31, 2004 from $6,392,967 as of June 30, 2003. The increase was attributable to net loss of $1,181,854 in the nine months ended March 31, 2004; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $82,688; the fair market value of stock issued pursuant to notes payable of $56,473, the exercise of stock options by an officer of the Company of $25, and a cumulative translation adjustment of $13,810.

NINE  MONTHS  ENDED  MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

REVENUES - Revenues decreased by $3,189,312 or 27.1% to $8,583,914 in the nine months ended March 31, 2004 from $11,773,226 in the nine months ended March 31, 2003. The decrease was due to the decrease in telecommunications revenues of $3,123,303 and the decrease in Internet revenues of $108,731, offset partially by the increase in BPO revenues of $42,722. As of March 31, 2004, the Company had 77,421 long distance customers and 6,004 Internet customers, with usage of long distance services of approximately 122,134,000 minutes for the nine months ended March 31, 2004 as compared with 106,910 long distance customers and 6,319 Internet customers as of March 31, 2003, with usage of long distance services of approximately 169,637,000 minutes for the nine months ended March 31, 2003. As noted above in Management's discussion of results of operations for the three-months ended March 31, 2004, the Company has experienced a decline in its customer counts and minutes of usage. See above for Management's analysis of this decrease and its plan of action.

For the nine months ended March 31, 2004, Perfexa generated third-party revenues of $42,722. Perfexa had no revenues in prior years.

COST OF SALES - Cost of sales decreased by $1,819,247 or 32.1% to $3,846,596 in the nine months ended March 31, 2004 from $5,665,843 in the nine months ended March 31, 2003. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $1,459,113 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in November 2003 of $347,679 for the nine months ended March 31, 2004. In addition, for the nine months ended March 31, 2004, the costs associated with Internet services decreased $40,572 and the costs associated with BPO services increased $28,117. Currently, the Company's actual incurred usage is lower than the monthly minimum commitment relative to its Internet service provider contract due to lower than expected customer counts (see above for the Company's efforts to increase). As a percentage of revenue, cost of sales decreased to 44.8% from 48.1% resulting in a gross margin of 55.2% as compared to 51.9% for the nine months ended March 31, 2004 and 2003, respectively.

For the nine months ended March 31, 2004, Perfexa incurred third-party cost of sales of $28,117. Perfexa had no cost of sales in prior years.

OPERATING EXPENSES - Operating expenses decreased by $717,597 or 12.3% to $5,118,606 in the nine months ended March 31, 2004 from $5,836,203 in the nine months ended March 31, 2003. The Company has continued to streamline operations in the nine months ended March 31, 2004, thereby decreasing operating expenses when compared to the nine months ended March 31, 2003, primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the nine months ended March 31, 2004 were comprised primarily of $1,188,715 in payroll and related expenses paid to employees; billing related costs of $541,758; penalties and interest in connection with past due payroll taxes of prior periods of $135,000; rent of $144,875; bad debt of $142,285; depreciation expense of $92,364; amortization of previously issued options to employees valued at approximately $82,688; and $36,593 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations of $915,578.

Perfexa related operating expenses for the nine months ended March 31, 2004 were comprised primarily of $995,323 in payroll and related taxes paid to employees; rent of $182,345; depreciation expense of $127,230; and $1,449,430 of other operating expenses, primarily corporate expense allocations of $915,578, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the nine months ended March 31, 2003 were comprised primarily of $2,824,806 in payroll and related expenses paid to employees; billing related costs of $747,768; rent of $238,258; bad debt of $94,634; depreciation expense of $104,079; amortization of previously issued options to employees valued at approximately $86,362; and $729,327 of other operating expenses, primarily sales commissions (including a credit of $69,924 associated with the settlement of a legal matter), costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations of $596,974.

Perfexa related start-up operating expenses for the nine months ended March 31, 2003 were comprised primarily of $104,573 in payroll and related taxes paid to employees; rent of $98,912; depreciation expense of $4,594; and $802,890 of other operating expenses, primarily corporate expense allocations of $596,974, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense increased by $563,921 to $842,750 for the nine months ended March 31, 2004 from $278,829 for the nine months ended March 31, 2003. The increase was primarily due to the interest owed and amortization of debt discount on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $255,000 owed on default of WorldCom note.

NET LOSS - Net loss increased $1,503,738 to $1,181,854 or $0.06 loss per common share for the nine months ended March 31, 2004, from net income of $321,884, or $0.02 per common share, for the nine months ended March 31, 2003. The net loss for the nine months ended March 31, 2004, included a one-time charge of $135,00 resulting from an increased accrual on penalties and interest on the Company's past due payroll tax liability. The net income for the nine months ended March 31, 2003 included a one-time credit of $332,018 resulting from waived penalties and interest on the Company's past due payroll tax liability, offset partially by Perfexa start-up costs of $413,995.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had no change in its cash position for the nine months ended March 31, 2004 as compared to June 30, 2003, resulting from $654,874 of cash provided by the Company's operating activities, and a cumulative translation adjustment of $13,810, offset by $146,464 of cash used in investing activities and $522,220 of cash used in financing activities.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $654,874 for the nine months ended March 31, 2004 was primarily due to net loss of $1,181,854, offset partially by changes in operating assets and liabilities, principally increases in accounts receivable and other current assets of $109,430, accounts payable and accrued expenses of $1,131,325, and deferred income of $1,315, and a decrease in accrued payroll and related taxes of $17,461; and minority interest of $54,630; offset partially by the amortization of previously issued options vesting to employees in the current period of $82,688; the fair market value of stock issued in connection with a note payable of $56,473; depreciation and amortization expense of $219,594; amortization of debt discount of $154,317; the increase in bad debt expense related to accounts receivable of $142,285; and the loss on the disposal of assets of $11,392.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $146,464 for the nine months ended March 31, 2004 funded purchases of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $522,220 in the nine months ended March 31, 2004 was primarily due to principal repayments on notes payable of $1,740,261, and principal repayments under capital lease obligations of $10,484, offset primarily by net borrowings on notes payable of $1,159,500, net proceeds from the issuance of stock of subsidiary totaling $69,000, and the exercise of stock options by an officer of the Company of $25.

FINANCING - The Company's funds from operations are currently sufficient to fund daily operations. However, the Company does not have sufficient funds to meet its total monthly obligations on its WorldCom Note and its past due payroll taxes. In order to meet these monthly commitments, GTC accumulates an accounts payable deficit with WorldCom. As of March 31, 2004, GTC has an outstanding accounts payable balance of $857,259 owed to Worldcom. In addition, the Company's funds from operations are currently insufficient to fund immediate repayment of its short and long-term debts, its contingent liabilities, as well as its India operations (see below). Therefore, the Company must seek additional funds either through debt or equity financing to finance these debts, contingencies and plans. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

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

INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of March 31, 2004, the Company has advanced Perfexa-U.S. $2,875,069 in cash and equipment, of which $687,025 was for the purchase of equipment and $2,188,044 for operating expenses. In addition, the Company has allocated $1,785,880 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of March 31, 2004, Perfexa-U.S. has billed GTC $945,798 for such services.

As of March 31, 2004, Perfexa-U.S. owes GTC $3,553,251, net of $161,900 repaid by Perfexa-U.S. from funds raised and $945,798 in amounts billed for services rendered.

SHORT-TERM DEBT - On February 12, 2004, the Company borrowed $450,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $48,000 upon maturity at June 11, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 150,000 shares of the Company's restricted common stock valued at $11,688 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in February 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $13,280 in interest and issue an additional 300,000 shares of the Company's restricted common stock valued at $45,000 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in May 2004.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in May 2004.

On November 5, 2003, the Company borrowed $350,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $37,333 upon maturity at March 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 20,000 shares of the Company's restricted common stock valued at $2,581 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2003. On March 5, 2004, the Company defaulted on the note and issued 100,000 shares of the Company's restricted common stock valued at $8,000 (based on the market price on the date of issuance) in accordance with the default terms of the note. The note was renegotiated and $75,000 of the note plus interest of $37,333 were repaid. The new note of $275,000 is to be repaid plus interest of $14,667 upon maturity at May 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 275,000 shares of the Company's restricted common stock valued at $20,370 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in March 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $15,448 in interest and issue an additional 100,000 shares of the Company's restricted common stock valued at $15,000 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in May 2004.

On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note was repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in October 2003.

In connection with the notes payable discussed above, the Company incurred finder's fees in the amount of approximately $202,000. As a result, the Company recorded a debt discount of approximately $202,000 and is amortizing the amount to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ending March 31, 2004, the Company has amortized approximately $157,000 to interest expense.

On April 15, 2004, the Company borrowed $25,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on April 26, 2004. In addition, the Company issued to the employee 25,000 shares of its restricted common stock valued at $2,273 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will amortize the value of the related common stock to interest expense in April 2004.

On October 2, 2002, and amended on April 1, 2004, the Company renegotiated a previous note payable (the "Previous Note") due to an unrelated third party into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $45,000 on the date of renegotiation. The New Note, as amended, pays simple interest of 12% per annum with principal and interest due upon maturity at May 21, 2004. In addition, the Company issued to the third party 45,000 shares of the Company's restricted common stock valued at $4,821 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in April 2004.

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

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of the date of this filing, the Company has repaid $5,000 of the amount borrowed. The remaining amounts accrue no interest and are payable on demand.

LONG-TERM DEBT - On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable (the "Previous Note") due to WorldCom into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $4,195,706 on the date of renegotiation. In addition, the Company negotiated to convert $2,485,551 of accounts payable to WorldCom into the New Note. The New Note bears interest at 6%, unless the Company is unable to make the monthly payments required, at which time the interest rate increases to 18% and the entire unpaid principal balance plus accrued interest is immediately due and payable. The New Note, as amended, requires principal and interest payments of $250,000 per month thereafter through October 15, 2004, $250,672 per month thereafter through May 15, 2005, $300,000 per month thereafter through July 15, 2005, and a final payment of $176,335 on August 15, 2005. All other terms remain the same. On February 20, 2004, WorldCom agreed to allow the Company to make interest only payments for payments due under the New Note through May 2004. All other terms of the New Note remain the same.

At the time of this filing, the Company determined that it was $375,000 in arrears on payments against the New Note. Although WorldCom has not notified the Company that it is in default on the note, the Company has prepared the financial statements to reflect an additional accrual of approximately $255,000 of additional interest ("Additional Interest") to reflect an interest rate increase from 6% to 18% on the amounts in arrears and classified the entire balance as current. The Company is currently in discussions with WorldCom to restructure the terms of the note. The amount of the Additional Interest is subject to significant change depending on the results of the Company's negotiations. If the Company is successful in its negotiations with WorldCom, the Additional Interest may reverse in a subsequent period, which would result in a credit to the Company's financial statements. If the Company is unsuccessful, the amount of the Additional Interest will increase significantly. There can be no guarantees that the Company will be successful in its efforts to re-negotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on the Company's operations.

In January 2004, the Company financed additional upgrades to its existing telephone system by entering into a term note in the amount of $32,500. The note provides for the Company to make 5 monthly payments of $5,625, with no interest charged, commencing February 2004, with the balance due in July 2004.

CONTINGENT LIABILITIES - The Company has an accrual for past due penalties and interest related to prior past due payroll taxes as of March 31, 2004 due to the late payment of the Company's payroll tax liabilities. In accordance with the repayment schedule negotiated with the Internal Revenue Service ("IRS"), as of December 31, 2002, the Company has repaid all principal amounts that were past due. The Company recently held supplemental negotiations with the IRS. Although the Company has performed all obligations in accordance with previous negotiations, in December 2003, the IRS reversed its position on certain conditions of the agreement and as a result, the Company increased its accrual $135,000. As of March 31, 2004, the Company has an accrual of $175,000 related to penalties and interest in connection with past due payroll taxes of prior periods. This accrual is reflected under accrued payroll and related taxes in the accompanying condensed consolidated balance sheet at March 31, 2004. The Company is current on its payments and expects to fulfill this obligation by September 2004.

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

Perfexa currently provides customer service for the Company's approximately 83,500 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

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

2001  STOCK  INCENTIVE  PLAN

During the nine months ended March 31, 2004, the Company issued options pursuant to the Company's 2001 Stock Incentive Plan to certain board of directors to purchase an aggregate of 15,000 shares of common stock, at an average exercise price of $0.12 per share (each issuance priced at the estimated fair market value of our common stock on the date of grant). The options vested on the date of grant and are exercisable through January 2007.

OFF-BALANCE  SHEET  ARRANGEMENTS

The  Company  does  not  currently  have  any  off-balance  sheet  arrangements.

SUBSIDIARIES

The Company has formed four wholly owned subsidiaries, of which two are inactive (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

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

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended March 31, 2004, the Company issued the following unregistered securities:

On April 15, 2004, the Company borrowed $25,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on April 26, 2004. In addition, the Company issued to the employee 25,000 shares of its restricted common stock valued at $2,273 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will amortize the value of the related common stock to interest expense in April 2004. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On April 12, 2004, the Company entered into an agreement with an outside consultant for investor relations services. Pursuant to the agreement, the Company agreed, in addition to certain cash consideration, to issue to the investor relations company, warrants to purchase up to 500,000 shares of the Company's common stock. The warrants have an exercise price of $0.12 per share. The warrants are valued at approximately $65,000 (based on the Black Scholes pricing model) which the Company will amortize as investor relations expense over the term of the agreement. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On October 2, 2002, and amended on April 1, 2004, the Company renegotiated a previous note payable (the "Previous Note") due to an unrelated third party into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $45,000 on the date of renegotiation. The New Note, as amended, pays simple interest of 12% per annum with principal and interest due upon maturity at May 21, 2004. In addition, the Company issued to the third party 45,000 shares of the Company's restricted common stock valued at $4,821 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company will record the value of the common stock to interest expense in April 2004. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On February 12, 2004, the Company issued a promissory note in the amount of $450,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $48,000 upon maturity at June 11, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 150,000 shares of the Company's restricted common stock valued at $11,688 (based on the market price on the date of grant and the related pro-rata value of the common stock). On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $13,280 in interest and issue an additional 300,000 shares of the Company's restricted common stock valued at $45,000 (based on the market price on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On November 5, 2003, the Company issued a promissory note in the amount of $350,000 for working capital purposes from an unrelated third party maturing at March 5, 2004. On March 5, 2004, the Company defaulted on the note and issued 100,000 shares of the Company's restricted common stock valued at $8,000 (based on the market price on the date of issuance) in accordance with the default terms of the note. The note was renegotiated and $75,000 of the note plus interest of $37,333 were repaid. The new note of $275,000 is to be repaid plus interest of $14,667 upon maturity at May 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 275,000 shares of the Company's restricted common stock valued at $20,370 (based on the market price on the date of grant and the related pro-rata value of the common stock). On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $15,448 in interest and issue an additional 100,000 shares of the Company's restricted common stock valued at $15,000 (based on the market price on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

As previously discussed, at March 31, 2004, the Company has a note payable to WorldCom in the amount of $4,925,437. At the time of this filing, the Company is $375,000 in arrears on payments due. Although WorldCom has not notified the Company that it is in default on the note, the Company is currently in discussions with WorldCom to restructure the terms of the note. However, there can be no guarantees that the Company will be successful in its efforts to re-negotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on the Company's operations.

The Company had a note payable from an unrelated third party in the amount of $350,000 due March 5, 2004. On March 5, 2004, the Company defaulted on the note and issued 100,000 shares of the Company's restricted common stock valued at $8,000 (based on the market price on the date of issuance) in accordance with the default terms of the note. The note was renegotiated and $75,000 of the note plus interest of $37,333 were repaid. The new note of $275,000 was to be repaid plus interest of $14,667 upon maturity at May 5, 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $15,448 in interest and issue an additional 100,000 shares of the Company's restricted common stock valued at $15,000 (based on the market price on the date of grant).

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended March 31, 2004.

ITEM  5.  OTHER  INFORMATION

On April 23, 2004, the Company entered into an agreement for the acquisition of Telspan, Inc., a California corporation ("Telspan"). Pursuant to the Reorganization and Stock Purchase Agreement (the "Acquisition Agreement") entered into between the Company, Telspan, Inc. and its shareholders, the Company agreed to acquire 100% of the outstanding capital stock of Telspan in exchange for that number of shares of the Company's common stock which would equate to 84% of the outstanding capital stock of the Company on a fully diluted basis following the acquisition. Closing of the acquisition is conditioned upon various events, including the approval of the Company's stockholders and upon Telspan's successful acquisition of certain telecommunications assets.

Ina related agreement, the Company on April 23, 2004 agreed to sell a controlling interest in its Perfexa subsidiary to the shareholders of Infospan, Inc., a California company commonly controlled by some of the shareholders of TelSpan. Closing of the sale of the controlling interest is conditioned, in part, upon the approval of the Company's stockholders.

A stockholder's meeting will be held as soon as practicable to consider the above.

Effective May 13, 2004, John Eger resigned as a member of the Board of Directors of GTC Telecom Corp. (the "Registrant") and its subsidiaries. Concurrently, Mr. Eger resigned his positions on all of the Registrant's committees.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)          Exhibits

31.1     Rule  13a-14(a)  Certification  of  Chief  Executive  Officer

31.2     Rule  13a-14(a)  Certification  of  Chief  Financial  Officer

32.1     Section  1350  Certification  of  Chief  Executive  Officer

32.2     Section  1350  Certification  of  Chief  Financial  Officer

(b)          Reports  on  Form  8-K

On March 3, 2003, the Company reported on Item 5 of Form 8-K that Marilyn Creson Brown (formerly Marilyn K. Creson) resigned as a member of the Board of Directors of GTC Telecom Corp. and its subsidiaries.

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



                              GTC  TELECOM  CORP.


                              By:  /s/  S.  Paul  Sandhu
                              --------------------------
                              S.  Paul  Sandhu
                              Chief  Executive  Officer
                              (Principal  Executive  Officer)

                              By:/s/  Gerald  A.  DeCiccio
                              ----------------------------
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  May  17,  2004