Form 10KSB
period 2004-06-30
GTC TELECOM CORP
filed 2004-09-28
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended June 30, 2004

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

                                 (714) 549-7700
                  (Issuer's Telephone Number, Including Area Code) SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

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

Yes  __X__     No  _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for its most recent fiscal year.  $10,957,588

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $917,444

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,401,622

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

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item  8A         Controls and Procedures.

Item  8B         Other Information

                                    PART III

Item  9          Directors and Executive Officers of the Registrant.

Item  10         Executive Compensation.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item  12         Certain Relationships and Related Transactions.

Item  13         Exhibits and Reports on Form 8-K.

Item  14         Principal Accountant Fees and Services.

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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

GTC Telecom Corp. and subsidiaries, (the "Company" or "GTC") is a service provider whose services include various telecommunication services, Internet related services, and business process outsourcing ("BPO") services. GTC was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company's common stock currently trades on the NASDAQ's OTC Bulletin Board under the symbol "GTCC."

The  Company's  services  consist  of  the  following:

TELECOMMUNICATIONS  RELATED  SERVICES

GTC is licensed in every state (except Alaska) and the District of Columbia to provide long distance telecommunications services. The Company primarily services small and medium sized businesses and residential customers throughout the United States and has positioned itself to be a low-cost provider in the marketplace. To date, the Company has operated as a switchless(1), nonfacilities-based reseller of long distance services. By committing to purchase large usage volumes from national carriers such as Sprint, pursuant to contract tariffs(2), the Company has been able to procure substantial discounts and offer low-cost, high-quality long distance services to its customers at rates at or below current standard industry levels.

The Company provides long distance telephone service under a variety of plans. These include outbound service, inbound toll-free 800 service and calling card service. The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in twenty-two states including Florida, Georgia, New York, New Jersey, Ohio, and Texas to operate as a CLEC. The Company recently

________________________
(1) Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.
(2) Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.

began offering service in Florida and is in the process of initiating local exchange service in several other states. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base. Recently, however, the Federal Court of Appeals for the District of Columbia, overturned rules regulating rates which incumbent local exchange carriers charge competitive local exchange carriers such as the Company. Although the FCC has recently enacted interim rules maintaining the status quo until new rules are developed, there remains significant uncertainty in the competitive local exchange market. Therefore, there can be no assurances that the Company will be successful in expanding its local telephone service or that the Company will be successful in maintaining the profitability of such service.

INTERNET  RELATED  SERVICES

The Company also operates as an Internet Service Provider, offering dial-up access at speeds up to 56kps. This service is available to both consumer and business users. The Company's Internet related services are billed using the same methods as those used for billing its telecommunication services. The Company's Internet related services are provided pursuant to contracts with third-party providers, who remain competitors with the Company. By contracting with third-party providers to purchase large quantities of usage volumes, the Company is able to secure significant discounts, which then allows the Company to offer these services to its end-users at rates equal to or less than its competitors.

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

The Company's Perfexa operations provide inbound, as well as outbound call center management solutions, Information Technology ("IT") management solutions and business operations management solutions. Perfexa's solution is to: 1) Capitalize on India's highly educated, English speaking workforce; 2) utilize the inherent cost and labor availability advantages within India; and 3) take advantage of the low employee turnover rates in India, which will enable Perfexa to capitalize on its significant investment in ongoing employee training and development programs which will dramatically improve the quality of the customer care experience. Future plans are to expand into other low cost countries as business develops.

Perfexa currently provides customer service for the Company's approximately 86,000 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

COMPETITION

Telecommunication  Services

The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants, including AT&T Corp., Sprint, local exchange carriers such as Verizon and SBC Communications, and other national and regional interexchange carriers. Competition in the long distance business is based upon pricing, customer service, billing services and perceived quality. The Company competes against various national and regional long distance carriers that are composed of both facilities-based providers (those that carry long distance traffic on their own equipment) and switchless resellers (those that resale long distance carried by facilities-based providers) offering essentially the same services as the Company. Several of the Company's competitors are substantially larger and have greater financial, technical and marketing resources. The Company believes that it is able to compete with these competitors by providing high quality service at the lowest price possible.

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

The Company currently links its switching equipment with transmission facilities and services purchased or leased from Sprint and will continue to resell services obtained from Sprint, which will remain a competitor of the Company for the provisioning of telecommunications services. However, there can be no assurances that the Company will be able to continue to provide its telecommunication services through Sprint.

The Telecommunications Act of 1996 is intended to introduce more competition to U.S. telecommunications markets. The legislation opens the local services market by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to access, resale, number portability, dialing parity, access to rights-of-way and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts most inconsistent state regulation. The legislation also contains special provisions that eliminate restrictions on the Regional Bell Operating Companies ("RBOCs") providing long distance services, which means that the Company faces competition for providing long distance services from well capitalized, well known companies that prior to this time could not compete in long distance service.

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

MAJOR  SUPPLIERS

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Previously, the Company contracted with MCI WorldCom Network Services, Inc. ("MCI") as its underlying carrier. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of its Promissory Note with MCI as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. According to MCI, GTC has a total balance due MCI of approximately $5,679,329. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

In order to minimize service disruptions to the Company's customers, on July 7, 2004, the Company transferred its customer accounts to its alternate supplier, Sprint Communications Company L.P. ("Sprint"). Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $371,000 as of June 30, 2004. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

The termination of the Company's contract with Sprint, the loss of telecommunications services provided by Sprint, or a reduction in the quality of service the Company receives from Sprint could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by Sprint. There can be no assurance that accurate information will be provided by Sprint on a timely basis, the failure of which would have a material adverse effect on the Company's results of operations.

In the event that the services provided by Sprint to the Company were discontinued, the Company believes that would be able to identify alternate suppliers which would be able to provide it with sufficient levels of services at terms similar to those of Sprint. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with Sprint or the loss of telecommunications services from Sprint may have a material adverse effect on the Company's results of operations and financial condition.

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to an agreement with a third party company for the provisioning of the Company's Internet
Service Provider Access service. The Company is not obligated to any monthly minimums under its agreement with its underlying Internet service provider. Although the Company believes that its relationship with its third-party provider is strong and should remain so with continued contract compliance, the termination of the Company's contract with its underlying provider, the loss of Internet services provided by these companies, or a reduction in the quality of service the Company receives from these companies could have a an adverse effect on the Company's internet operations. In the event that its underlying provider was to discontinue its service to the Company, the Company believes, based upon discussions that the Company has had with other Internet service providers, that it could negotiate and obtain contracts with Internet service providers at comparable rates.

REGULATION

The Company's provisioning of communications services is subject to government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the FCC could materially adversely affect the Company's financial condition or results of operations, particularly if those policies make it more difficult for the Company to obtain service from Sprint or other long distance companies at competitive rates, or otherwise increase the cost and regulatory burdens of marketing and providing service. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition or results of operations of the Company.

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

PATENTS,  TRADEMARKS,  LICENSES
The Company has registered service marks for its Perfexa Solutions business. However, the Company does not depend upon any other patents or trademarks to conduct its business. The Company is required to hold licenses with the Federal Communication Commission for the operation of its telecommunication services. The Company is also required to hold licenses in the states in which it provides intrastate long distance services. Currently, the Company is licensed in every state (except Alaska) and the District of Columbia to provide intrastate services. The Company's federal and state telecommunication licenses are of indefinite length and will remain effective so long as the Company complies with all Federal and State regulations.

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS
The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

NUMBER  OF  EMPLOYEES
As of August 31, 2004, the Company employed approximately 27 people on a full time basis in the United States and 116 people on a full time basis in India.

RISK  FACTORS

The success of the Company and its results of operations are subject to several risks and uncertainties. Such risks include but are not limited to, the following:

GTC HAS BEEN INFORMED THAT IT IS IN DEFAULT OF IT OBLIGATIONS TO MCI, ITS FORMER PRIMARY SUPPLIER. On July 1, 2004, GTC received notice from MCI that it was in default of the terms of its Promissory Note with MCI as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. According to MCI, GTC has a total balance due MCI of approximately $5,679,329. GTC is attempting to resolve its outstanding balance and the amounts past due with MCI. There can be no guarantees that GTC will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on GTC's operations.

GTC HAS LIMITED OPERATING HISTORY AND LARGE ACCUMULATED DEFICIT. GTC's executive officers commenced its major lines of business - providing long distance and Internet service - relatively recently. Accordingly, your evaluation of GTC will be based on a limited operating history. You must consider that GTC's prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stage of development in new and rapidly evolving markets. As of June 30, 2004, GTC had an accumulated deficit of $15,800,852. GTC's limited operating history and the uncertain nature of the markets it services makes the prediction of future results of operations difficult or impossible. Period-to-period comparisons of GTC's results of operations may not be meaningful and you should not rely on the results for any period as an indication of future performance.

GTC IS DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS. GTC does not own its own long distance network, and pursuant to GTC's contract with Sprint, GTC currently depends primarily upon Sprint to provide for the transmission of phone calls by its customers and to provide the call detail records upon which GTC bases its customer's billings. For additional details, please see Major Suppliers above.

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

AVAILABLE  INFORMATION

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.gtctelecom.com. The Company's headquarters are located at 3151 Airway Ave., Suite P-3, Costa Mesa, CA 92626. The Company's phone number at that address is
(714)  549-7700  and  the  Company's  e-mail  address  is  info@gtctelecom.com.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company leases a total of 7,651 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $14,745 pursuant to a six month lease agreement ending February 28, 2005.

Effective October 1, 2002, Perfexa-India began leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 524,348 (approximately $11,400) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa-India also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $3,000) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance
(including  electricity  and  water)  plus  a  20%  mark-up.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2004.

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

            CALENDAR                         BID  PRICES
              YEAR       PERIOD          HIGH          LOW
              ----       ------          ----          ---

              2002    First  Quarter     0.27          0.17
                      Second Quarter     0.30          0.15
                      Third  Quarter     0.25          0.15
                      Fourth Quarter     0.22          0.13

              2003    First  Quarter     0.23          0.13
                      Second Quarter     0.24          0.14
                      Third  Quarter     0.19          0.13
                      Fourth Quarter     0.14          0.09

              2004    First  Quarter     0.13          0.07
                      Second Quarter     0.18          0.07

On September 15, 2004, the last sales price per share of the Company's common stock, as reported by the OTC Bulletin Board, was $0.05.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of the close of business on September 15, 2004 was approximately 408. Many of the shares of the Company's common stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the fourth quarter of the fiscal year ended June 30, 2004, the Company issued the following unregistered securities:

On August 18, 2004, two (2) notes, as amended, were combined into one note totaling $816,395, incorporating all principal and interest owed, and extended to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in August 2004 (see Item 6. Management's Discussion and Analysis or Plan of Operation - Short-term Debt). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On July 21, 2004, a note payable of $45,000, as amended, was extended to allow for payments of $20,000 due on July 21, 2004, $15,000 due on August 21, 2004, and $10,000 due on September 21, 2004. In consideration of the extension, the Company has agreed to issue an additional 45,000 shares of the Company's restricted common stock valued at $2,944 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in July 2004 (see Item 6. Management's Discussion and Analysis or Plan of Operation - Short-term Debt). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On June 8, 2004, in connection with a note payable for $50,000, the Company issued 50,000 shares of the Company's restricted common stock valued at approximately $4,128 (based on the market price on the date of issuance) to a third-party accredited investor. The Company recorded the value of the common stock to interest expense in June 2004 (see Item 6. Management's Discussion and Analysis or Plan of Operation - Short-term Debt). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On May 17, 2004, a note payable of $200,000, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of June 30, 2004, the Company has repaid $100,000. The principal balance due at June 30, 2004 is $100,000. The Company is currently in discussions to restructure the terms of the note (see Item 6. Management's Discussion and Analysis or Plan of Operation - Short-term Debt). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

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

Cost of sales consists of telecommunications service costs and the costs of providing Internet access, and BPO services. Telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect at the time of the call. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third-party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

FISCAL  YEAR  ENDED  JUNE  30,  2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

REVENUES - Revenues decreased by $4,190,070 or 27.7% to $10,957,588 for the year ended June 30, 2004 from $15,147,658 for the year ended June 30, 2003. The decrease was due primarily to a decrease in telecommunications revenues of $4,150,947 and a decrease in Internet revenues of $117,767, offset partially by the increase in BPO revenues of $78,644. As of June 30, 2004, the Company had approximately 80,397 long distance customers and 5,666 internet customers, with usage of long distance services of approximately 156,772,000 minutes for the year ended June 30, 2004 as compared with approximately 102,041 long distance customers and 5,965 internet customers, with usage of long distance services of approximately 219,237,000 minutes for the year ended June 30, 2003.

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

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in twenty states including Florida, Georgia, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. The Company recently began offering service in Florida and is in the process of initiating local exchange service in several of these states and expects to begin providing service in those areas by the end of 2004. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the year ended June 30, 2004, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. For the year ended June 30, 2004, Perfexa generated third-party revenues of $78,644. Perfexa had no revenues in prior years.

COST OF SALES - Cost of sales decreased by $2,574,213 or 34.7% to $4,836,377 for the year ended June 30, 2004 from $7,410,590 for the year ended June 30, 2003. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $1,969,998 and by decreased costs associated with a 20% reduction in the Company's transportation cost negotiated in November 2003 of $572,972 for the year ended June 30, 2004. In addition, the costs associated with Internet services decreased $90,482 for the year ended June 30, 2004 in proportion with the Company's decreased Internet services revenue, and the costs associated with BPO services increased $59,239. As a percentage of revenue, cost of sales was 44.1% and 48.9% resulting in a gross margin of 55.9% and 51.1% for the years ended June 30, 2004 and 2003, respectively.

For the year ended June 30, 2004, Perfexa incurred third-party cost of sales of $59,239. Perfexa had no cost of sales in prior years.

OPERATING EXPENSES - Operating expenses decreased by $2,322,752 or 30.0% to $5,419,914for the year ended June 30, 2004 from $7,742,666 for the year ended June 30, 2003. The Company has continued to streamline operations in the year ended June 30, 2004, thereby decreasing operating expenses when compared to the year ended June 30, 2003, primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the year ended June 30, 2004 were comprised primarily of $1,519,161 in payroll and related expenses paid to employees; billing related costs of $709,824; rent of $189,505; penalties and interest in connection with past due payroll taxes of prior periods of $135,000; bad debt of $159,467; sales commissions of $132,770; depreciation expense of $125,083; amortization of previously issued options to employees valued at $110,250; and $7,580 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations of $316,560.

Perfexa related operating expenses for the year ended June 30, 2004 were comprised primarily of $1,338,257 in payroll and related expenses paid to employees; rent of $244,449; depreciation expense of $172,973; and $575,595 of other operating expenses, primarily corporate expense allocations of $316,560, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the year ended June 30, 2003 were comprised primarily of $3,433,528 in payroll and related expenses paid to employees; billing related costs of $935,486; rent of $313,661; bad debt of $112,770; sales commissions of $149,814; depreciation expense of $132,257; amortization of previously issued options to employees valued at $113,925; and $732,346 of other operating expenses, primarily investor relations, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related start-up operating expenses for the year ended June 30, 2003 were comprised primarily of $371,092 in payroll and related expenses paid to employees; rent of $94,404; depreciation expense of $16,991; and $1,336,392 of other operating expenses, primarily corporate expense allocations of $870,302, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense increased by $891,766 to $1,262,697 for the year ended June 30, 2004 from $370,931 for the year ended June 30, 2003. The increase was primarily due to the interest owed and amortization of debt discount on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $399,000 owed on default of WorldCom note.

NET LOSS - Net loss increased $523,161 to $552,267, or $(0.03) loss per share for the year ended June 30, 2004, from a net loss of $29,106, or $0.00 per share, for the year ended June 30, 2003, respectively. The net loss for the year ended June 30, 2004, included a one-time charge of $135,000 resulting from an increased accrual on penalties and interest on the Company's past due payroll tax liability. The net loss for the year ended June 30, 2003 included a one-time credit of $332,018 resulting from waived penalties and interest on the Company's past due payroll tax liability, offset partially by Perfexa start-up costs of $949,509.

ASSETS AND LIABILITIES - Assets decreased by $234,240 to $1,584,486 at June 30, 2004 from $1,818,726 at June 30, 2003. The decrease was due to net decreases in accounts receivables of $258,339, prepaid expenses of $19,930, deposits of $19,218, and property and equipment of $10,471; net of increases in cash of $73,072, and other assets of $646. Liabilities increased by $11,404 to $8,150,781 at June 30, 2004 from $8,139,377 at June 30, 2003. The increase was due to increases in accounts payable and accrued expenses of $468,303, primarily for amounts owed to WorldCom (associated with customer usage), deferred income of $1,315, and obligations under capital lease of $29,733 primarily due to purchase of equipment, net of decreases in notes payable of $299,475, and, accrued payroll and payroll related liabilities of $188,472, associated with the decrease in telecommunications service costs, Internet service provider access fees and customer service operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $(285,442) to $6,678,409 at June 30, 2004 from $6,392,967 at June 30, 2003. The increase was attributable to a net loss of $552,267 for the year ended June 30, 2004, and a cumulative translation adjustment of $58,146; net of decreases in amortization of compensation expense related to previously issued options to employees in the amount of $110,251, the fair market value of stock issued pursuant to notes payable of $149,695, the fair market value of warrants granted to a consultant for services rendered of $65,000, and the exercise of stock options by an officer of $25.

Change  in  Primary  Supplier

As previously reported, on July 7, 2004 the Company initiated a system wide conversion of its underlying long distance provider from MCI to Sprint (the "Conversion"). As a consequence of the Conversion, a not yet determined number of the Company's long distance customers have either left the Company or were not successfully converted due to technical issues. As a result, the Company has experienced an approximate 16% reduction in its call volumes and corresponding revenues. The Company is attempting to resolve all outstanding technical issues relating to the Conversion and will continue to market its services in order to re-acquire or add new customers. There can be no assurances that the Company will be able to re-acquire or add sufficient numbers of customers to compensate for the reduction incurred by the Conversion.

Additionally, the cost of Sprint's services to the Company are higher than those of MCI's and will affect the Company's future gross margins. The Company is attempting to renegotiate more favorable pricing terms with Sprint. Alternatively the Company is re-examining the rates it charges its customers. There can be no assurances that the Company will be able to negotiate more favorable rates with Sprint. Also, an increase in the Company's rates to end-users may have a detrimental effect in customer acquisition and retention.

LIQUIDITY  AND  CAPITAL  RESOURCES
GENERAL - During fiscal year 2004, the Company generated sufficient cash flow to support daily operations. However, the Company does not have sufficient cash to fund its outstanding debts and contingent liabilities. Over the past year, the Company has relied upon short-term financings to meet its cash requirements. Currently, the Company has short-term debt of approximately $5,868,597. The Company will need to either restructure this debt on more favorable terms or increase revenues in order to meet these obligations. Additionally, as a result of the Conversion, the Company has experienced a 16% decline in revenues. As a result, the Company may not have sufficient cash flow to fully support daily operations and will need to increase revenues and customers or acquire alternate financing.

CASH FLOWS FROM OPERATIONS ACTIVITIES - Net cash provided by operating activities of $830,412 in fiscal year 2004 was primarily due to a net loss of $552,267; offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $472,439, accounts receivable of $98,872, deferred income of $1,315, prepaid expenses of $27,862, deposits and other assets of $10,580, offset partially by accrued payroll and related taxes of $188,472, and minority interest of $33,278; offset partially by the amortization of previously issued options vesting to employees in the current period of $110,251; the fair market value of stock issued in connection with a note payable of $149,695; depreciation and amortization expense of $298,056; amortization of debt discount of $199,500; the increase in bad debt expense related to accounts receivable of $159,467, the fair market value of warrants granted to a consultant for services rendered of $65,000, and the loss on the disposal of assets of $11,392.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $171,425 in fiscal year 2004 funded purchases of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $527,769 in fiscal year 2004 was primarily due to principal repayments on notes payable of $1,893,330, and principal repayments under capital lease obligations of $8,805, offset primarily by net borrowings on notes payable of $1,305,341, net proceeds from the issuance of stock of subsidiary totaling $69,000, and proceeds from the exercise of stock options by an officer of $25.

FINANCING - In October 2003, Perfexa issued 15,000 shares of restricted common stock, resulting in net proceeds to Perfexa of $15,000, to an "accredited" investor at a price of $1.00 per share.

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

INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of June 30, 2004, the Company has advanced Perfexa-U.S. $3,314,957 in cash and equipment, of which $661,504 was for the purchase of equipment and $2,653,453 for operating expenses. In addition, the Company has allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of June 30, 2004, Perfexa-U.S. has billed GTC $1,279,343 for such services.

As of June 30, 2004, Perfexa-U.S. owes GTC $3,954,217, net of $161,900 repaid by Perfexa-U.S. from funds raised and $1,279,343 in amounts billed for services rendered.

SHORT-TERM DEBT - On February 12, 2004, the Company borrowed $450,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $48,000 upon maturity at June 11, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 150,000 shares of the Company's restricted common stock valued at $11,688 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in February 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $13,280 in interest and issue an additional 300,000 shares of the Company's restricted common stock valued at $45,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004.

On November 5, 2003, the Company borrowed $350,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $37,333 upon maturity at March 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 20,000 shares of the Company's restricted common stock valued at $2,581 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2003. On March 5, 2004, the Company defaulted on the note and issued 100,000 shares of the Company's restricted common stock valued at $8,000 (based on the market price on the date of issuance) in accordance with the default terms of the note. The note was renegotiated and $75,000 of the note plus interest of $37,333 were repaid. The new note of $275,000 is to be repaid plus interest of $14,667 upon maturity at May 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 275,000 shares of the Company's restricted common stock valued at $20,370 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in March 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $15,448 in interest and issue an additional 100,000 shares of the Company's restricted common stock valued at $15,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004.

On August 18, 2004, these two (2) notes, as amended, were combined into one note totaling $816,395, incorporating all principal and interest owed, and extended to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in August 2004.

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $7,500 upon maturity at September 7, 2004. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 50,000 shares of the Company's restricted common stock valued at $4,128 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in June 2004. The Company is currently past due on this note and is in discussions to restructure the terms of the note.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of June 30, 2004, the Company has repaid $100,000. The principal balance due at June 30, 2004 is $100,000. The note is in default and the Company is currently in discussions to restructure the terms of the note.

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

In connection with the notes payable discussed above, the Company incurred finder's fees in the amount of approximately $202,000. As a result, for the year ended June 30, 2004, the Company recorded a debt discount of approximately $202,000 to interest expense in the accompanying consolidated statements of operations and comprehensive loss.

On October 2, 2002, and amended on April 1, 2004, the Company renegotiated a previous note payable (the "Previous Note") due to an unrelated third party into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $45,000 on the date of renegotiation. The New Note, as amended, pays simple interest of 12% per annum with principal and interest due upon maturity at May 21, 2004. In addition, the Company issued to the third party 45,000 shares of the Company's restricted common stock valued at $4,821 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in April 2004. On July 21, 2004, the note, as amended, calls for payments of $20,000 due on July 21, 2004, $15,000 due on August 21, 2004, and $10,000 due on
September 21, 2004. In consideration of the extension, the Company has agreed to issue an additional 45,000 shares of the Company's restricted common stock valued at $2,944 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in July 2004. As of the date of this filing, the Company has not made the August 21 and September 21 payments pursuant to the extension. The Company is currently in discussions to restructure the terms of the note.

On April 15, 2004, the Company borrowed $25,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on April 26, 2004. In addition, the Company issued to the employee 25,000 shares of its restricted common stock valued at $2,273 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company amortized the value of the related common stock to interest expense in April 2004.

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

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of the date of this filing, the Company has repaid the amount borrowed. The remaining amounts accrue no interest and are payable on demand.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). As of June 30, 2004, the New Note has an outstanding balance of $4,925,437. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. According to MCI, GTC has a total balance due MCI of approximately $5,679,329. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

The Company maintains a revolving line of credit of $20,000 to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $451, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $14,139 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2004. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

CONTINGENT LIABILITIES - At June 30, 2004, the Company has accrued approximately $28,000 related to penalties and interest in connection with past due payroll taxes of prior periods. This accrual was repaid in July 2004. The Company has verbal confirmation from the IRS that this matter has been settled with no additional amounts owed to the IRS.

In September 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 by January 23, 2005, or the Company shall be required to pay liquidated damages, in an amount up to $250,000, as defined in the Agreement. As of the date of this filing, the Company has not drawn under this Agreement.

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

Perfexa currently provides customer service for the Company's approximately 86,000 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

ACQUISITION

On April 23, 2004, the Company entered into an agreement for the acquisition of Telspan, Inc., a California corporation ("Telspan"). Pursuant to the Reorganization and Stock Purchase Agreement (the "Acquisition Agreement") entered into between the Company, Telspan, Inc. and its shareholders, the Company agreed to acquire 100% of the outstanding capital stock of Telspan in exchange for that number of shares of the Company's common stock which would equate to 84% of the outstanding capital stock of the Company on a fully diluted basis following the acquisition. Closing of the acquisition is conditioned upon various events, including the approval of the Company's stockholders and upon Telspan's successful acquisition of certain telecommunications assets. As of the date of this filing, Telspan has not completed the acquisition of the telecommunications assets. There can be no assurances that Telspan Acquisition will be successfully completed.

In a related agreement, the Company on April 23, 2004 agreed to sell a controlling interest in its Perfexa subsidiary to the shareholders of Infospan, Inc., a California company commonly controlled by some of the shareholders of TelSpan. Closing of the sale of the controlling interest is conditioned, in part, upon the approval of the Company's stockholders as well as the generation of certain amounts of business for Perfexa. As of the date of this filing, these conditions have not been completed and therefore, there can be no assurances that the Infospan transaction will be successfully completed.

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

2001  STOCK  INCENTIVE  PLAN

During the fiscal year ended June 30, 2004, the Company issued options to certain employees to purchase an aggregate of 56,000 shares of common stock at a weighted average exercise price of $0.12 per share pursuant to the SIP Plan (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). As of the date of this filing, 50,000 these options have been forfeited. The remaining options vest over five years from the date of grant and are exercisable through December 2013.

During the year ended June 30, 2004, the Company issued options pursuant to the SIP Plan to certain board of directors to purchase an aggregate of 30,000 shares of common stock, at a weighted average exercise price of $0.12 per share (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). As of the date of this filing, these options have been forfeited.

OFF-BALANCE  SHEET  ARRANGEMENTS

The  Company  does  not  currently  have  any  off-balance  sheet  arrangements.

SUBSIDIARIES

The Company has formed four subsidiaries, of which three of which are currently inactive (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet, currently inactive, and Curbside Communications, Inc., currently inactive, has been set up for future strategic purposes which the Company is currently in the planning process.. Perfexa Solutions, Inc. offers business process outsourcing services.

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

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred tax asset valuation allowances, and valuation of securities, options, and warrants issued. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets, estimates for deferred income tax asset valuations, and valuation estimates for securities, options, and warrants issued.

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

Telecommunication services cost of sales consists of the cost of long distance service provided by Sprint and other carriers.

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

ITEM  8A.  CONTROLS  AND  PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2004 Form 10-KSB. Based upon on that evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

CHANGES  IN  CONTROLS  AND  PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  INTERNAL  CONTROL

Our Management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

ITEM  8B.  OTHER  INFORMATION

None

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

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name               Age     Position(s)
----               ---     -----------
Paul Sandhu        43      Chief Executive Officer and Chairman of the Board

Eric Clemons       33      Director, President, Secretary and Treasurer

Gerald DeCiccio    46      Director and Chief Financial Officer

PAUL SANDHU is currently the Company's Chief Executive Officer and Chairman of the Board of the Company. Mr. Sandhu has been with the Company since its inception. Mr. Sandhu has over fourteen (14) years experience with start-up and emerging growth companies. Mr. Sandhu was Co-Founder, President and Co-Owner of Maximum Security ("Maximum"), a Security and surveillance company he started in 1992. While at Maximum, Mr. Sandhu actively managed a staff of over 200 employees. In 1997 Mr. Sandhu sold the business to his partner. Mr. Sandhu graduated from the University of Punjab in India with a degree in Engineering.

ERIC CLEMONS is currently the Company's President and a member of the Board of Directors of the Company. Mr. Clemons has been with GTC since its inception. Mr. Clemons has over twelve (12) years experience with sales and marketing organizations. Mr. Clemons most recently was Vice President of Marketing for Intelligent Electronic Communications managing a staff of 50 employees.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended June 30, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied.

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

Audit  Committee  Financial  Expert

During the first half of the fiscal year covered by this report, the Company's Audit Committee comprised of two independent board members. During that period, Marilyn Creson Brown served as the Committee's independent financial expert. On March 3, 2004, Ms. Brown resigned as a member of the Company's Board of Directors. Consequently, the Company has temporary disbanded the Audit Committee and the full Board of Directors serves in lieu of such committee. Currently, Mr. DeCiccio qualifies as a financial expert. Mr. DeCiccio also serves as the Company's Chief Financial Officer and is therefore not considered an independent director.

Code  of  Ethics

On January 4, 2004, the Company adopted a Code of Ethics for its principal executive offers and senior management. The Code is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by the Company's senior management. A copy of the Company's Code of Ethics is attached to this report as Exhibit 14. Additionally, a copy is posted on the Company's website located at www.gtctelecom.com. Any person may obtain a copy of the Company's Code of Ethics, without charge, by writing to Legal Department, GTC Telecom, 3151 Airway Ave., Suite P-3, Costa Mesa, CA 92627; Attn Code of Ethics Request.

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

SUMMARY  COMPENSATION  TABLE
The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2004, 2003, and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Paul Sandhu           2004
(CEO)                (6/30)     $  184,800        -0-            5,000(1)       -0-          -0-        -0-        7,108(3)

                      2003
                     (6/30)        184,800        -0-           40,000(1)       -0-          -0-        -0-         -0-

                      2002
                     (6/30)        186,450       16,800         12,000(2)       -0-        280,000      -0-       27,139(3)

---------------------------------------------------------------------------------------------------------------------------
Eric Clemons          2004
(President)          (6/30)        167,200        -0-              -0-          -0-          -0-        -0-         -0-

                      2003
                     (6/30)        160,233        -0-              -0-          -0-          -0-        -0-         -0-

                      2002
                     (6/30)        198,550(4)     1,520         12,000(2)       -0-        270,000      -0-       24,554(3)
---------------------------------------------------------------------------------------------------------------------------
Gerald DeCiccio       2004
(CFO)                (6/30)        158,400        -0-              -0-          -0-          -0-        -0-         -0-

                      2003
                     (6/30)        158,400        -0-              -0-          -0-          -0-        -0-        6,092(3)

                      2002
                     (6/30)        155,100       14,400         12,000(2)       -0-        260,000      -0-       17,169(3)
---------------------------------------------------------------------------------------------------------------------------
Vi Bui(5)             2004
(General Counsel)    (6/30)        105,000        -0-              -0-          -0-           -0-       -0-         -0-

                      2003
                     (6/30)         94,298        -0-              -0-          -0-           -0-       -0-         -0-

                      2002
                     (6/30)          -0-          -0-              -0-          -0-           -0-       -0-         -0-
---------------------------------------------------------------------------------------------------------------------------

(1)     Amounts  paid  on  deferred  salary  from  prior  years
(2) Amounts paid for director's fees earned in fiscal year 2001 and paid in fiscal year 2002
(3)     Amounts  paid  for  vacation
(4)     Includes  $24,383  of  salary  advances
(5) Mr. Bui joined the Company on July 15, 2002. Mr. Bui is not an executive officer of the Company.



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



                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Paul Sandhu                           0                       n/a           207,000 / 198,000                       0 / 0
Eric Clemons                          0                       n/a           263,000 / 182,000                       0 / 0
Gerald DeCiccio                   2,500                       n/a           295,666 / 131,000                       0 / 0


COMPENSATION  OF  DIRECTORS

The Company's current directors do not receive compensation for their services as directors of the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of September 15, 2004, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                            COMMON STOCK  PERCENT OF
TITLE OF CLASS         NAME AND ADDRESS OF BENEFICIAL OWNER  OUTSTANDING  OUTSTANDING
----------------------- -----------------------------        ----------   ------------
                        Paul Sandhu(1)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                3,956,715      17.66%


                        Eric Clemons(2)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  643,522       2.87%

                        Gerald A. DeCiccio(3)
                        3151 Airway Avenue, Suite P-3
Common Stock            Costa Mesa, CA 92626.                  338,166       1.51%

                        Reet Trust(8)
                        21520 Yorba Linda, Suite 6227
Common Stock            Yorba Linda, CA 92887                2,000,000       8.93%


All Directors and
Officers as a
Group (3
Persons in total)                                            4,938,403       22.04%


(1) Includes 262,000 options to acquire shares of Company common stock in accordance with Mr. Sandhu's director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 143,000 unvested options to acquire shares of Company common stock granted in accordance with the Company's employee benefit plan.
(2) Includes 308,000 options to acquire shares of Company common stock in accordance with Mr. Clemons' director compensation agreement and the Company's employee benefit plan. Does not include an aggregate of 137,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(3) Includes an aggregate of 315,666 options to acquire shares of Company common stock in accordance with Mr. DeCiccio's employment and director compensation agreements and the Company's employee benefit plan. Does not include an aggregate of 111,000 unvested options to acquire shares of Company common stock in accordance with the Company's employee benefit plan.
(4) The trustee of the Reet Trust is Teg Sandhu, father of Paul Sandhu. However, Paul Sandhu disclaims any beneficial ownership to the shares held by the Reet Trust.

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


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                     EQUITY COMPENSATION PLANS AS OF JUNE 30, 2003


                                     (A)                         (B)                              (C)
                           ---------------------------  ----------------------  --------------------------------------
                           NUMBER OF SECURITIES
                           NUMBER OF SECURITIES         WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR FUTURE
                           TO BE ISSUED UPON EXERCISE   EXERCISE PRICE OF       ISSUANCE UNDER EQUITY COMPENSATION
                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES REFLECTED
                           WARRANTS AND RIGHTS          WARRANTS AND RIGHTS     IN COLUMN (A))
PLAN CATEGORY                        (#)                         ($)                              (#)
-------------------------  ---------------------------  ----------------------  --------------------------------------
Equity compensation plans
approved by security
holders                            1,931,600(1)                $ 0.47                           3,792,000(2)
-------------------------  ---------------------------  ----------------------  --------------------------------------
Equity compensation plans
not approved by security
holders                            1,362,400                   $ 0.53                                   0
-------------------------  ---------------------------  ----------------------  --------------------------------------
Total                              3,004,000                   $ 0.49                           3,792,000

(1) consists of 723,600 options issued under the 1999 Stock Option Plan and 1,208,000 options issued under the 2001 Stock Incentive Plan
(2) does not include any ungranted options under the 1999 Omnibus Stock Option Plan as this plan was terminated.

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

Upon implementation of the Company's 2001 Stock Incentive Plan (as described below), the Company closed the 1999 Plan. As of the date of this report, a total of 723,600 options, previously issued to employees, exercisable at a weighted average of $0.94 per share remain outstanding.

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

The SIP Plan may be administered by the Board or by a committee appointed by the Board. Currently the SIP Plan is administered by the full Board of Directors. Subject to the express terms of the SIP Plan, the SIP Plan administrator will have broad power to administer, construe, and interpret the SIP Plan.

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

During the fiscal year ended June 30, 2004, the Company issued options to certain employees to purchase an aggregate of 56,000 shares of common stock at a weighted average exercise price of $0.12 per share pursuant to the SIP Plan (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). As of the date of this filing, 50,000 these options have been forfeited. The remaining options vest over five years from the date of grant and are exercisable through December 2013.

During the year ended June 30, 2004, the Company issued options pursuant to the SIP Plan to certain board of directors to purchase an aggregate of 30,000 shares of common stock, at a weighted average exercise price of $0.12 per share (each issuance priced at the estimated fair market value of the Company's common stock on the date of grant). As of the date of this filing, these options have been forfeited.

NON-PLAN  ISSUANCES

On April 12, 2004, the Company entered into an agreement with an outside consultant for investor relations services. Pursuant to the agreement, the Company agreed, in addition to certain cash consideration, to issue to the investor relations company, warrants to purchase up to 500,000 shares of the Company's common stock. The warrants have an exercise price of $0.13 per share. The warrants are valued at approximately $65,000 (based on the Black Scholes pricing model) which the Company recorded to consulting expense in April 2004. The warrants vest immediately and are exercisable for a period of three years from the date of issuance.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In February 2004, the Company's Chief Financial Officer exercised options (previously granted pursuant to his director compensation agreement) to purchase a total of 2,500 shares of the Company's common stock for $25.

As of June 30, 2004, the Company has net advances to Eric Clemons, President of the Company, of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2003) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2004. There have been no additional advances since June 2001.

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

Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India has relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of June 30, 2004, the Company has advanced Perfexa-U.S. $3,314,957 in cash and equipment, of which $661,504 was for the purchase of equipment and $2,653,453 for operating expenses. In addition, the Company has allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand. See Part II, Item 6 Management's Discussion and Analysis, Financing further details.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of June 30, 2004, Perfexa-U.S. has billed GTC $1,279,343 for such services.

As of June 30, 2004, Perfexa-U.S. owes GTC $3,954,217 net of $161,900 repaid by Perfexa-U.S. from funds raised and $1,279,343 in amounts billed for services rendered.

See Item 11. Executive Compensation for transactions relating to issuances of options to Officers and Directors from the Company's stock option plans.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS

                                                                       Page

Report of Independent Registered Public Accounting Firm                F-1

Consolidated balance sheet at June 30, 2004                            F-2

Consolidated statements of operations and comprehensive
Loss for the years ended June 30, 2004 and 2003                        F-3

Consolidated statements of stockholders' deficit for the years ended
June  30,  2004  and  2003                                             F-4

Consolidated statements of cash flows for the years ended
June  30,  2004  and  2003                                             F-5

Notes to consolidated financial statements                             F-7

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

*(4.1) GTC Telecom Corp. 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit in the Company's 1999 Proxy Statement).

*(4.2) GTC Telecom Corp. 2001 Stock Incentive Plan (incorporated by reference to Exhibit in the Company's 2001 Proxy Statement).

*(10.1) Telecommunication Resale Contracts (incorporated by reference to Exhibit 10.2 in the Company's Form 10 QSB for the quarter ended September 30, 1999).

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

*(10.7) Lease dated October 1, 2002 between Unitech Limited and Perfexa Solutions Pvt. Ltd. relating to the lease of 1st Floor, Tower A, Unitech Business Park, South City I, Gurgaon, Haryana 122001 India. (incorporated by reference to Exhibit 10.7 in the Company's Form 10-KSB filed on September 29, 2003.

*(10.8) UUNET Internet Services Agreement dated May 15, 2002 (incorporated by reference to Exhibit 10.9 in the Company's Form 10 KSB for the year ended June 30, 2002).

10.9                 Wholesale  Solutions Switched Services Agreement dated July
                     26,  2002

14                   Code of Ethics

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

31.2                 Rule  13a-14(a) Certification of Chief Financial Officer

32.1                 Section 1350 Certification of Chief Executive Officer

32.2                 Section 1350 Certification of Chief Financial Officer


------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

On May 14, 2004, the Company filed a Current Report on Form 8-K regarding the resignation of John Eger from the Company's Board of Directors.

On July 12, 2004, the Company filed a Current Report on Form 8-K regarding a notice of default received from MCI.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

For the fiscal year ended June 30, 2004, the Company's fees for professional services rendered by its Independent Registered Public Accounting Firm were as follows:

(a) Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's fiscal year 2004 annual consolidated financial statements and review of the consolidated financial statements in the Company's reports on Form 10-QSB: $75,000.

(b)  Audit  Related  Fees:  $20,000.

(c)  Tax  Fees:  $36,378.

(c) All Other Fees: The aggregate fees billed for all other professional services provided to the Company (other than the services described above under (a), (b), and (c)) for the fiscal year ended June 30, 2004: None.

The Company's Board of Directors serving as the Company's Audit Committee has considered and determined that the services rendered by the Independent Registered Public Accounting Firm with respect to the foregoing fees are compatible with maintaining its independence and all services were pre-approved by the Board.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated  September  28,  2004

                                GTC TELECOM CORP.
                                  (Registrant)


By:  /s/  PAUL  SANDHU
     -----------------
     PAUL  SANDHU
     Chief Executive Officer and Director

By:  /s/  ERIC  CLEMONS
     ------------------
     ERIC  CLEMONS
     President  and  Director

By:  /s/  GERALD  DECICCIO
     ---------------------
     GERALD  DECICCIO
     Chief  Financial  Officer  and  Director  and
     Principal  Accounting  Officer

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheet of GTC Telecom Corp. (the "Company") and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. and subsidiaries at June 30, 2004 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred operating losses in the last two years, has a working capital deficit of approximately $7,200,000, liabilities from the underpayment of payroll taxes, an accumulated deficit of approximately $15,800,000, and a stockholders' deficit of approximately $6,680,000 at June 30, 2004. Additionally as discussed in Note 10, the Company terminated its contract with MCI WorldCom Network Services, Inc. ("MCI") as its underlying carrier and owes MCI approximately $5,600,000 at June 30, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/  SQUAR,  MILNER,  REEHL  &  WILLIAMSON,  LLP


Newport  Beach,  California
August  29,  2004,  except  for  Note  14,  as  to  which  the date  is  September  19,  2004



                        GTC TELECOM CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET



                                                                      June 30,
                                                                        2004
                                                                    -------------

ASSETS
  Cash                                                              $     73,572
  Accounts receivable, net of allowance for doubtful accounts of
   approximately $49,000                                                 691,749
  Deposits                                                                57,587
  Prepaid expenses                                                        64,899
                                                                    -------------
    Total current assets                                                 887,807

Property and equipment, net                                              620,471
Other assets                                                              76,208

    Total assets                                                    $  1,584,486
                                                                    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                             $  1,998,130
  Accrued payroll and related taxes                                      210,997
  Obligation under capital leases                                         13,394
  Notes payable                                                        5,868,597
  Deferred income                                                          4,560
                                                                    -------------
    Total current liabilities                                          8,095,678
                                                                    -------------

Long-term liabilities:
  Obligation under capital leases, net of current portion                 31,538
  Notes payable, net of current portion                                   23,565
                                                                    -------------

    Total liabilities                                                  8,150,781
                                                                    -------------

Commitments and contingencies

Minority interest in consolidated subsidiary                             112,114

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                               --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    22,106,622 shares issued and outstanding                              22,107
  Additional paid-in-capital                                           9,208,778
  Note receivable officer                                                (60,306)
  Accumulated deficit                                                (15,800,852)
  Accumulated other comprehensive income (loss)                          (48,136)
                                                                    -------------
    Total stockholders' deficit                                       (6,678,409)
                                                                    -------------

    Total liabilities and stockholders' deficit                     $  1,584,486
                                                                    =============

           See accompanying notes to consolidated financial statements


                        GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                               AND COMPREHENSIVE LOSS

                                                                   Year Ended June 30,
                                                                    2004        2003
                                                               ------------  ------------
Revenues:
  Telecommunications                                           $10,103,082   $14,254,029
  Internet services                                                775,862       893,629
  BPO services                                                      78,644            --
                                                               ------------  ------------
    Total revenues                                              10,957,588    15,147,658
                                                               ------------  ------------

Cost of sales:
  Telecommunications                                             4,221,809     6,764,779
  Internet services                                                555,329       645,811
  BPO services                                                      59,239            --
                                                               ------------  ------------
    Total cost of sales                                          4,836,377     7,410,590
                                                               ------------  ------------

Gross profit                                                     6,121,211     7,737,068

Operating expenses
  Payroll and related                                            2,857,419     3,804,620
  Selling, general, and administrative                           2,562,495     3,938,046
                                                               ------------  ------------
    Total operating expenses                                     5,419,914     7,742,666
                                                               ------------  ------------

Operating income (loss)                                            701,297        (5,598)

Interest expense, net                                           (1,262,697)     (370,931)
Gain on waiver of payroll tax penalties and interest                    --       332,018
Loss on sale of equipment                                          (10,392)       (2,419)
                                                               ------------  ------------

Loss before provision for income taxes and minority interest      (571,792)      (46,930)

Provision for income taxes                                          13,753         2,760
                                                               ------------  ------------

Loss before minority interest                                     (585,545)      (49,690)

Minority interest in loss of consolidated subsidiaries              33,278        20,584
                                                               ------------  ------------

Net loss available to common shareholders                         (552,267)      (29,106)

Foreign currency translation adjustment                            (58,146)       10,010
                                                               ------------  ------------

Comprehensive loss                                             $  (610,413)  $   (19,096)
                                                               ============  ============

Basic and diluted net loss available to common
shareholders per common share:                                 $      0.03   $      0.00
                                                               ============  ============

Basic and diluted weighted average common shares
outstanding:                                                    21,096,423    20,634,314
                                                               ============  ============


           See accompanying notes to consolidated financial statements



                                     GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2004



                                                                                          Accumulated
                                                      Additional     Note                     Other       Total
                                      Common Stock       Paid-in  Receivable Accumulated Comprehensive  Stockholders'
                                   Shares     Amount     Capital     Officer     Deficit   Income (Loss) Deficit
                               -----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002        20,556,622   20,557   8,723,530   (60,306)   (15,219,479)        --    (6,535,698)

Estimated fair market value of
stock issued for services
 rendered                           50,000       50       8,200        --             --         --         8,250
Estimated fair market value of
 stock and warrants issued in
 connection with notes payable      65,000       65      12,262        --             --         --        12,327
Estimated fair market value of
 warrants granted to
 consultants for services
 rendered                               --       --      26,900        --             --         --        26,900
Estimated fair market value of
 vested options granted to
 employees for compensation             --       --     113,925        --             --         --       113,925
Exercise of stock options by
 officers                           42,500       42         383        --             --         --           425
Net loss                                --       --          --        --        (29,106)        --       (29,106)
Cumulative foreign currency
 Translation adjustment                 --       --          --        --             --     10,010        10,010
                               -----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2003        20,714,122   20,714   8,885,200   (60,306)   (15,248,585)    10,010    (6,392,967)
                               -----------------------------------------------------------------------------------



Estimated fair market value of
 stock and warrants issued in
 connection with notes payable   1,390,000    1,390     148,305        --             --         --       149,695
Estimated fair market value of
 warrants granted to
 consultant for services
 rendered                               --       --      65,000        --             --         --        65,000
Estimated fair market value of
 vested options granted to
 employees for compensation             --       --     110,251        --             --         --       110,251
Exercise of stock options by
 officers                            2,500        3          22        --             --         --            25
Net loss                                --       --          --        --       (552,267)        --      (552,267)
Cumulative foreign currency
 Translation adjustment                 --       --          --        --             --    (58,146)      (58,146)
                               -----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004        22,106,622  $22,107  $9,208,778  $(60,306)  $(15,800,852)  $(48,136)  $(6,678,409)
                               ===================================================================================

           See accompanying notes to consolidated financial statements


                        GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                       CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                Years Ended June 30,
                                                                 2004          2003
                                                            ------------  ------------
Cash Flows From Operating Activities:
Net loss                                                    $  (552,267)  $   (29,106)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Estimated fair market value of options granted
    to employees for compensation                               110,251       113,925
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                 65,000        26,900
  Estimated fair market value of stock
    issued in connection with notes payable                     149,695        12,327
  Bad debt expense                                              159,467       112,770
  Depreciation and amortization                                 298,056       149,248
  Amortization of debt discount                                 199,500            --
  Minority interest in loss of consolidated subsidiaries        (33,278)      (20,584)
  Loss on sale of equipment                                      11,392         2,419
  Gain on waiver of payroll tax penalties and interest               --      (332,018)
  Estimated fair market value of stock issued for services           --         8,250
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                137,314       178,425
    Accounts payable and accrued expenses                       472,439     1,336,958
    Accrued payroll and related taxes                          (188,472)     (530,208)
    Deferred income                                               1,315       (44,169)
                                                            ------------  ------------

Net cash provided by operating activities                       830,412       985,137
                                                            ------------  ------------

Cash Flows From Investing Activities:
Purchases of property and equipment                            (171,425)     (490,413)
Proceeds from sale of equipment                                      --        15,138
                                                            ------------  ------------

Net cash used in investing activities                          (171,425)     (475,275)
                                                            ------------  ------------

Cash Flows From Financing Activities:
Principal repayments on notes payable                        (1,893,330)   (1,405,571)
Principal borrowings on notes payable, net of fees of
 $202,000                                                     1,305,341       575,000
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                       69,000        92,900
Principal payments under capital lease obligations               (8,805)       (8,192)
Proceeds from exercise of stock options                              25           425
                                                            ------------  ------------

Net cash used in financing activities                          (527,769)     (745,438)

Effect of exchange rate on cash                                 (58,146)       10,010

Net increase/(decrease) in cash                                  73,072      (225,566)

Cash at beginning of year                                           500       226,066
                                                            ------------  ------------

Cash at end of year                                         $    73,572   $       500
                                                            ============  ============


           See accompanying notes to consolidated financial statements



                       GTC  TELECOM  CORP.  AND  SUBSIDIARIES
                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (CONTINUED)


Supplemental  disclosure  of  cash  flow  information:

                                                            Years Ended June 30,
                                                              2004        2003
                                                            ---------    ---------
Cash paid during the year for:
  Interest                                                  $577,986     $358,686

See accompanying notes to consolidated financial statements for additional non-cash investing and financing activities.

During the fiscal year ended June 30, 2004, the Company financed the purchase of equipment totaling $146,404, including $39,538 of capital leases and $107,866 of notes payable.

During the fiscal year ended June 30, 2004, Perfexa issued 8,152 shares of restricted common stock pursuant to the conversion of interest payable in the amount of $4,076.


    The accompanying notes are an integral part of these consolidated financial statements.










           See accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


NOTE  1  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GTC - GTC Telecom Corp. and subsidiaries (the "Company" or "GTC") provide various services including, telecommunication services, which includes long distance telephone and calling card services, Internet related services including Internet service provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company trades on the Over-The-Counter Bulletin Board under the symbol "GTCC".

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

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2004, the Company has negative working capital of $7,207,871, liabilities from the underpayment of payroll taxes (see Note 10), an accumulated deficit of $15,800,852, and a stockholders' deficit of $6,678,409; in addition, through June 30, 2004, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase profit margins through continued negotiations with Sprint (see Note 10) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of GTC Telecom Corp. and its subsidiaries which are CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At June 30, 2004 and 2003, the Company owned approximately 97% and 98%, respectively, of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the consolidated financial statements. The 3% and 2% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at June 30, 2004 and 2003, respectively, is shown as minority interest in consolidated subsidiary in the accompanying consolidated financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for doubtful accounts on accounts receivable, realizability of long-lived assets, estimates for income tax valuations, and valuation of securities options, and warrants issued.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

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

MAJOR SUPPLIERS - The Company does not own its own long distance network and currently depends primarily upon Sprint to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. See Note 10 for details of the Company's agreement with Sprint.

In the event that the services provided by Sprint to the Company were discontinued, the Company believes that it would be able to identify alternate suppliers which would be able to provide it with sufficient levels of services at terms similar to those of Sprint. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with Sprint or the loss of telecommunications services from Sprint may have a material adverse effect on the Company's results of operations and financial condition.

The Company provides its Internet Service Provider Access services pursuant to an agreement with an outside company for the provisioning of the Company's Internet Service Provider Access service. See Note 10 for details of the Company's agreement with its Internet service provider.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. During the years ended June 30, 2004 and 2003, total depreciation expense was $298,056 and $149,248, respectively.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

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

SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on July 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such assets by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. As of June 30, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

Telecommunication services cost of sales consists of the cost of long distance service provided by Sprint and other carriers.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was amended and superceded by SAB 104. Management believes the Company's revenue recognition policies conform to SAB 104.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

DEFERRED INCOME - Deferred income represents proceeds from prepaid telephone calling cards which are recorded as deferred income when the cash is received. The Company recognizes the revenue in the statement of operations as the telephone service is utilized or when the calling card expires.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense was approximately $30,000 and $44,000 for fiscal 2004 and 2003, respectively.

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

At June 30, 2004, the Company has two stock-based employee compensation plans (see Note 6). For fixed awards with pro-rata vesting, the Company recognizes compensation cost ratably over the vesting period. Stock-based employee compensation cost totaling $110,251 and $113,925 is reflected in net loss for the years ended June 30, 2004 and 2003, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.



                                                                   Years Ended June 30
                                                                     2004         2003
                                                                  ----------  ----------
Net loss                                                          $(552,267)  $ (29,106)
    As reported
    Deduct: total stock-based employee compensation expense
         Determined under fair value based method for all awards   (237,507)   (251,600)
                                                                  ----------  ----------

    Pro-forma                                                     $(789,774)  $(280,706)
                                                                  ==========  ==========

Basic and diluted net loss per share:
    As reported                                                   $   (0.03)  $   (0.00)
                                                                  ==========  ==========
    Pro-forma                                                     $   (0.04)  $   (0.01)
                                                                  ==========  ==========

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share," requires basic earnings per share to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, zero and 51,806 shares were potential additional common shares as of June 30, 2004 and 2003, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the years ended June 30, 2004 and 2003, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 11).

FAIR VALUES OF FINANCIAL INSTRUMENTS - SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivables, trade payables, accrued expenses, and notes payables approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of long term debts approximates its carrying value because their rates of interest approximate current market rates. In the opinion of management, the fair value of the note receivable from officer cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about such related-party receivable (such as the carrying amount, the interest rate, and maturity) is provided elsewhere in these notes to consolidated financial statements.

COMPREHENSIVE INCOME - SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' deficit.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 13).

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $58,146 for the year ended June 30, 2004 and a foreign translation gain of $10,010 for the year ended June 30, 2003.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2004.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

SIGNIFICANT  RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and not to determine when and which business enterprise should consolidate the VIE. Management has determined that the Company does not have any VIEs.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. The
Company adopted SFAS No. 150 on June 1, 2003. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company's present or future financial statements.

NOTE  2  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following  at  June  30,  2004:

Computer equipment              $  641,736
Furniture and office equipment     198,833
Telephone equipment                346,742
Leasehold Improvements             235,656
Automobiles                         51,382
                                ----------
                                 1,474,349
Less accumulated depreciation     (853,878)
                                ----------
                                $  620,471
                                ==========

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  3  OBLIGATION  UNDER  CAPITAL  LEASES

The Company is a lessee of certain property and equipment under capital lease obligations that expire on various dates through August 2008. The terms of the capital lease obligations provide for monthly lease payments ranging from approximately $200 to $865. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related asset. The assets are depreciated over the shorter period of the lease term or the estimate useful life.

Future  minimum  annual  commitments  under  lease  arrangements are as follows:

                Years  Ending
                  June  30,

                    2005                    $ 18,088
                    2006                      13,647
                    2007                      11,859
                    2008                      10,380
                    2009                       1,730
                                             -------


Total minimum future lease payments           55,704

Less:  Amounts representing interest         (10,772)
                                             -------

Present value of net minimum lease payments  $44,932
                                             =======

The following is an analysis of the leased equipment under capital leases as of June 30, 2004, which is included in property and equipment (Note 2).

          Computer equipment                      $24,536
          Telephone equipment                 48,180
                                             -------
                                              72,716
          Less: Accumulated depreciation     (34,120)
                                             -------
                                             $38,596
                                             =======

Interest incurred pursuant to the capital lease obligations was $3,600 and $3,039 for fiscal years 2004 and 2003, respectively.

NOTE  4  RELATED  PARTY  TRANSACTIONS

NOTE RECEIVABLE OFFICER

As of June 30, 2004, the Company has net advances to an officer of $60,306. Advances were made prior to enactment of the Sarbanes-Oxley Act of 2002. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2004) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2004.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


NOTE  5  NOTES  PAYABLE

On February 12, 2004, the Company borrowed $450,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $48,000 upon maturity at June 11, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 150,000 shares of the Company's restricted common stock valued at $11,688 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in February 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company agreed to pay an additional $13,280 in interest and issue an additional 300,000 shares of the Company's restricted common stock valued at $45,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004.

On November 5, 2003, the Company borrowed $350,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $37,333 upon maturity at March 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 20,000 shares of the Company's restricted common stock valued at $2,581 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2003. On March 5, 2004, the Company defaulted on the note and issued 100,000 shares of the Company's restricted common stock valued at $8,000 (based on the market price on the date of issuance) in accordance with the default terms of the note. The note was renegotiated and $75,000 of the note plus interest of $37,333 were repaid. The new note of $275,000 was to be repaid plus interest of $14,667 upon maturity at May 5, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 275,000 shares of the Company's restricted common stock valued at $20,370 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in March 2004. On May 5, 2004, the note, as amended, was extended to July 15, 2004. In consideration of the extension, the Company has agreed to pay an additional $15,448 in interest and issue the additional 100,000 shares of the Company's restricted common stock valued at $15,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004.

On August 18, 2004, these 2 notes, as amended, were combined into one note totaling $816,395, incorporating all principal and interest owed, and extended to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in August 2004.

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $7,500 upon maturity at September 7, 2004. In the event of default, the investor shall be entitled to accelerate the repayment of the note. In addition, the Company issued to the third party 50,000 shares of the Company's restricted common stock valued at $4,128 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in June 2004. The Company is currently past due on this note and is in discussions to restructure the terms of the note.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of June 30, 2004, the Company has repaid $100,000. The principal balance due at June 30, 2004 is $100,000. The note is in default and the Company is currently in discussions to restructure the terms of the note.

On October 9, 2003, the Company borrowed $300,000 for working capital purposes from an unrelated third party. The note was repaid plus interest of $32,000 upon maturity at February 17, 2004. In the event of default, the investor was entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 60,000 shares of the Company's restricted common stock valued at $6,458 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in October 2003. There were no defaults under this note.

In connection with the notes payable discussed above, the Company incurred finder's fees in the amount of approximately $202,000. As a result, for the year ended June 30, 2004, the Company recorded a debt discount of approximately $202,000 to interest expense in the accompanying consolidated statements of operations and comprehensive loss.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

On October 2, 2002, and amended on April 1, 2004, the Company renegotiated a previous note payable (the "Previous Note") due to an unrelated third party into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $45,000 on the date of renegotiation. The New Note, as amended, pays simple interest of 12% per annum with principal and interest due upon maturity at May 21, 2004. In addition, the Company issued to the third party 45,000 shares of the Company's restricted common stock valued at $4,821 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in April 2004. On July 21, 2004, the note, as amended and extended, calls for payments of $20,000 due on July 21, 2004, $15,000 due on August 21, 2004, and $10,000 due on September 21, 2004. In consideration of the extension, the Company has agreed to issue an additional 45,000 shares of the Company's restricted common stock valued at $2,944 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in July 2004. As of August 29, 2004, the Company has not made the August 21 and September 21 payments pursuant to the extension. The Company is currently in discussions to restructure the terms of the note.

On April 15, 2004, the Company borrowed $25,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on April 26, 2004. In addition, the Company issued to the employee 25,000 shares of its restricted common stock valued at $2,273 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company amortized the value of the related common stock to interest expense in April 2004.

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

The Company maintains a revolving line of credit of $20,000 to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $451, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $14,139 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2004. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of August 29, 2004, the Company has repaid $8,000 of the amount borrowed.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). As of June 30, 2004, the New Note has an outstanding balance of $4,925,437. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. According to MCI, GTC has a total balance due MCI of approximately $5,679,329. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

Future minimum principal payments on notes payable approximate the following for the years ending June 30:

       2005     $  5,868,597
       2006           21,826
       2007            1,739
                ------------
                $  5,892,162
                ============

NOTE  6  STOCK  OPTIONS

From time to time, the Company issues stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

2001  Stock  Incentive  Plan

On October 17, 2001, the Company's Board approved the GTC Telecom Corp. Stock Incentive Plan (the "SIP Plan"), effective January 1, 2002. The SIP Plan was approved and ratified by the shareholders on December 13, 2001 at the Company's 2001 annual shareholder's meeting. The SIP Plan provides for the grant of various types of equity based incentives, including qualified and non-qualified stock options, stock appreciation rights, restricted stock, bonuses, and other awards. A maximum of 5,000,000 shares of the Company's common stock may be issued pursuant to the SIP Plan. The SIP plan is administered by the Board of Directors.

During the year ended June 30, 2004, the Company issued options to certain employees to purchase an aggregate of 56,000 shares of common stock at a weighted average exercise price of $0.12 per share pursuant to the SIP Plan (each issuance exercise priced at the estimated fair market value of the Company's common stock on the date of grant). As of August 29, 2004, 50,000 of these options have been forfeited. The remaining options vest over five years from the date of grant and are exercisable through December 2013.

During the year ended June 30, 2004, the Company issued options pursuant to the SIP Plan to certain board of directors to purchase an aggregate of 30,000 shares of common stock, at a weighted average exercise price of $0.12 per share (each issuance exercise priced at the estimated fair market value of the Company's common stock on the date of grant). As of August 29, 2004, these options have been forfeited.

No employee compensation expense was recognized under APB 25 for options issued to employees under the SIP Plan during the year ended June 30, 2004.

1999  Stock  Option  Plan

On September 20, 1999, the Company's Board approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan, effective October 1, 1999. The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five-year period. Upon the approval and ratification of the SIP Plan , the Company elected to terminate the 1999 Omnibus Stock Option Plan.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

Non-Plan  Issuances

In February 2004, the Company's Chief Financial Officer exercised options (previously granted pursuant to his director compensation plan) to purchase a total of 2,500 shares of the Company's common stock for $25.

The Company recorded compensation expense for the vesting of previously issued "in the money" options to employees of $110,251 and $113,925 in the fiscal years ended June 30, 2004 and 2003, respectively.

A following is a status of the stock options outstanding at June 30, 2004 and 2003 and the changes during the years then ended:

                                                  2004                  2003
                                        --------------------------------------------
                                                       Weighted        Weighted
                                                       Average         Average
                                                       Exercise        Exercise
                                          Options       Price      Options    Price
                                        ------------  ---------  -----------  ------
Outstanding, beginning of year            3,356,900   $    0.80   4,592,600   $ 0.75
       Granted                               86,000        0.12     475,000     0.18
       Exercised (see Note 8)                (2,500)       0.01     (42,500)    0.01
       Expired/Forfeited                 (1,176,400)       0.57  (1,668,200)    0.86
                                        ------------  ---------  -----------  ------
Outstanding, end of year                  2,264,000   $    0.62   3,356,900   $ 0.62
                                        ============  =========  ===========  ======
Exercisable at end of year                1,477,560   $    0.75   1,819,580   $ 0.80
                                        ============  =========  ===========  ======
Wtd avg fair value of options granted                 $    0.10               $ 0.17
                                                      ---------               ------

The following table summarizes information concerning currently outstanding and exercisable options at June 30, 2004:


                                 WEIGHTED       WEIGHTED                  WEIGHTED
                NUMBER OF        AVERAGE        AVERAGE     NUMBER OF     AVERAGE
  EXERCISE       OPTIONS        REMAINING       EXERCISE     OPTIONS      EXERCISE
PRICE RANGE    OUTSTANDING  CONTRACTUAL LIFE     PRICE     EXERCISABLE     PRICE
-------------  -----------  -----------------  ----------  ------------  ---------

0.01 - $1.00    1,540,600         6.21 years  $     0.29       842,360  $    0.28
1.01 - $2.00      671,400         3.89 years  $     1.15       585,000  $    1.14
2.94 - $5.00       52,000         0.89 years  $     3.93        50,200  $    3.97
               -----------                                  -----------

                2,264,000         4.22 years  $     0.66     1,477,560  $    0.86
               ===========                                  ===========

Other  Information:

The fair market value of each option granted in 2004 and 2003 is estimated using the Black-Scholes option pricing model per SFAS 123. The Black-Scholes option-pricing model used the following weighted average assumptions for the years ended June 30, 2004 and 2003, respectively: (i) no dividend yield for each year, (ii) volatility of 287 percent and 173 percent, respectively, (iii) risk-free interest rate of 3.00 percent and 3.13 percent, respectively, and (iv) expected life of 5.0 years and 4.8 years, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  7  WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

In April 2004, the Company entered into an agreement with an outside consultant for investor relations services. Pursuant to the agreement, the Company agreed to pay $10,000 per month for services and following an initial term of twelve
(12) months, the agreement shall automatically terminate. In addition, the Company agreed to issue to the investor relations company, warrants to purchase up to 500,000 shares of the Company's common stock. The warrants have an exercise price of $0.13 per share and are valued at approximately $65,000 (based on the Black Scholes pricing model) which the Company recorded to consulting expense in April 2004, since management believes the services were substantially provided in the Company's fourth quarter. The warrants vest immediately and are exercisable for a period of three years from the date of issuance.

In March 2003, pursuant to an agreement with an outside consultant for investor services, the Company issued warrants to purchase up to 40,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share valued at approximately $6,400 (based on the Black-Scholes pricing model) which the Company recorded to consulting expense in April 2003. The warrants vested in April 2003 and are exercisable for a period of two years from the date of issuance.

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

The following represents a summary of the warrants outstanding at June 30, 2004 and 2003 and changes during the years then ended:



                                              2004                       2003
                                    -------------------------------------------------------
                                                   Weighted                     Weighted
                                                   Average                      Average
                                     Warrants   Exercise Price   Warrants   Exercise Price
                                    ----------  ---------------  ---------  ---------------
Outstanding, beginning of year        640,000   $          0.45   490,000   $          0.51
       Granted                        500,000              0.13   190,000              0.20
       Exercised                           --                --        --                --
       Expired/Forfeited             (100,000)             1.02   (40,000)             0.50
                                    ----------  ---------------  ---------  ---------------
Outstanding, end of year            1,040,000   $          0.22   640,000   $          0.45
                                    ==========  ===============  =========  ===============
Exercisable at the end of the year  1,040,000   $          0.22   640,000   $          0.45
                                    ==========  ===============  =========  ===============

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

The outstanding and exercisable warrants above have prices ranging between $0.13 and $0.50, with a weighted average remaining contractual life of 3.2 years.

The fair value of each warrant granted during 2004 and 2003 is estimated using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model used the following weighted average assumptions for the years ended June 30, 2004 and 2003, respectively: (i) no dividend yield for each year, (ii) volatility of 306 percent and 212 percent, respectively, (iii) risk-free interest rate of 1.5 percent and 3.02 percent, respectively, and (iv) expected life of 3.0 years and 2.8 years, respectively.

NOTE  8  COMMON  STOCK  ISSUANCES

In February 2004, the Company's Chief Financial Officer exercised options (previously granted pursuant to his director compensation plan) to purchase a total of 2,500 shares of the Company's common stock for $25.

During the year ended June 30, 2004, the Company issued 1,390,000 shares of the Company's restricted common stock in connection with notes payable (see Note 5).

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

In December 2002, pursuant to a note with a third party, the Company issued 10,000 shares of the Company's restricted common stock valued at $1,485 (based on the market price on the date of grant and the related pro-rata value of the common stock).

In October 2002, pursuant to a note with a third party, the Company issued 25,000 shares of the Company's restricted common stock valued at $3,066 (based on the market price on the date of grant and the related pro-rata value of the common stock).

NOTE  9  INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes are as of June 30, 2004:

Deferred tax asset:
      Net  operating  loss  carryforward         $9,250,000
      Allowance  for  doubtful  accounts             20,000
                                                 ----------

      Total gross deferred tax asset              9,270,000

      Less valuation allowance                   (9,270,000)
                                                 ----------

      Net deferred tax asset                     $       --
                                                 ==========

No current provision for income taxes for the years ended June 30, 2004 and 2003 is significant since the Company incurred taxable losses during such years.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

The provision for income taxes for fiscal 2004 and 2003 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following as of:

                                                              June  30,

                                                            2004     2003

Computed tax benefit at federal statutory rate         $(190,000)     $(23,000)
     State income tax benefit, net of federal effect     (30,000)       (4,000)
     Change in valuation allowance                       173,000        27,000
     Other                                                60,753         2,760
                                                       _________     _________
                                                       $  13,753      $  2,760

As of June 30, 2004, the Company had tax net operating loss carryforwards of approximately $23,000,000 and $11,500,000 for federal and state income tax reporting purposes, respectively, which begin expiring in 2014 and 2005, respectively. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period would be extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

NOTE  10  COMMITMENTS  AND  CONTINGENCIES

PAYROLL TAXES -At June 30, 2004, the Company has accrued approximately $28,000 related to penalties and interest in connection with past due payroll taxes of prior periods. This accrual was repaid in July 2004. The Company has verbal confirmation from the IRS that this matter has been settled with no additional amounts owed to the IRS.

STOCK PURCHASE AGREEMENT - Pursuant to a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"), the Company is entitled to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 over the term of the Agreement, or the Company shall pay liquidated damages equal to one-half of the amount not drawndown, in an amount up to $250,000. As of August 29, 2004, the Company has not drawn under this Agreement.

OPERATING LEASES - The Company leases a total of 7,651 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $14,745 pursuant to a six month lease agreement ending February 28, 2005.

Effective October 1, 2002, Perfexa-U.S.'s Indian subsidiary, Perfexa Solutions Pvt. Ltd. ("Perfexa-India"), began leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 524,348 (approximately $11,400) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa-India also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $3,000) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

Future minimum annual commitments under long-term facility lease and supplier arrangements (see below) approximate the following:


Years Ending   Facility Leases         Internet   Telecom
June 30,       and Other Commitments   Supplier   Supplier    Total
-------------  ----------------------  ---------  ----------  ----------
2005           $              295,000  $ 525,000  $  369,000  $1,189,000
2006                           43,000         --     323,000     366,000
2007                               --         --      50,000      50,000
               ----------------------  ---------  ----------  ----------
               $              338,000  $ 525,000  $  742,000  $1,605,000
               ======================  =========  ==========  ==========

Rent expense for the fiscal years ended June 30, 2004 and 2003 was $433,953 and $408,065, respectively.

CONTRACTS AND AGREEMENTS - The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Previously, the Company contracted with MCI WorldCom Network Services, Inc. ("MCI") as its underlying carrier. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of its Promissory Note with MCI as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. According to MCI, GTC has a total balance due MCI of approximately $5,679,329 at June 30, 2004. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

In order to minimize service disruptions to the Company's customers, on July 7, 2004, the Company transferred its customer accounts to its alternate supplier, Sprint Communications Company L.P. ("Sprint"). As a consequence of this conversion, a not yet determined number of the Company's long distance customers have either left the Company or were not successfully converted due to technical issues. As a result, the Company has experienced an approximate 16% reduction in its call volumes and corresponding revenues. The Company is attempting to resolve all outstanding technical issues relating to this conversion and will continue to market its services in order to re-acquire or add new customers.
Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $371,000 as of June 30, 2004. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

The termination of the Company's contract with Sprint, the loss of telecommunications services provided by Sprint, or a reduction in the quality of service the Company receives from Sprint could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided to the Company by Sprint. There can be no assurance that accurate information will be provided by Sprint on a timely basis, the failure of which would have a material adverse effect on the Company's results of operations.

In the event that the services provided by Sprint to the Company were discontinued, the Company believes that it would be able to identify alternate suppliers which would be able to provide it with sufficient levels of services at terms similar to those of Sprint. Although the Company has the right to switch its current customers to an alternate underlying carrier, the Company's customers have the right to discontinue their service with the Company at any time. Accordingly, the termination or non-renewal of the Company's contract tariffs with Sprint or the loss of telecommunications services from Sprint may have a material adverse effect on the Company's results of operations and financial condition.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to an agreement with a third party company for the provisioning of the Company's Internet
Service Provider Access service. The Company is not obligated to any monthly minimums under its agreement with its underlying Internet service provider. Although the Company believes that its relationship with its third-party provider is strong and should remain so with continued contract compliance, the termination of the Company's contract with its underlying provider, the loss of Internet services provided by these companies, or a reduction in the quality of service the Company receives from these companies could have an adverse effect on the Company's internet operations. In the event that its underlying provider was to discontinue its service to the Company, the Company believes, based upon discussions that the Company has had with other Internet service providers, that it could negotiate and obtain contracts with Internet service providers at comparable rates.

ACQUISITION - On April 23, 2004, the Company entered into an agreement for the acquisition of Telspan, Inc., a California corporation ("Telspan"). Pursuant to the Reorganization and Stock Purchase Agreement (the "Acquisition Agreement") entered into between the Company, Telspan, Inc. and its shareholders, the Company agreed to acquire 100% of the outstanding capital stock of Telspan in exchange for that number of shares of the Company's common stock which would equate to 84% of the outstanding capital stock of the Company on a fully diluted basis following the acquisition. Closing of the acquisition is conditioned upon various events, including the approval of the Company's stockholders and upon Telspan's successful acquisition of certain telecommunications assets. As of August 29, 2004, Telspan has not completed the acquisition of the telecommunications assets. There can be no assurances that Telspan Acquisition will be successfully completed.

In a related agreement, the Company on April 23, 2004 agreed to sell a controlling interest in its Perfexa subsidiary to the shareholders of Infospan, Inc., a California company commonly controlled by some of the shareholders of TelSpan. Closing of the sale of the controlling interest is conditioned, in part, upon the approval of the Company's stockholders as well as the generation of certain amounts of business for Perfexa. As of August 29,2004, these conditions have not been completed and therefore, there can be no assurances that the Infospan transaction will be successfully completed.

NOTE  11  LOSS  PER  SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended June 30, 2004 and 2003:

                                                               2004          2003
                                                          ------------  ------------
Net loss                                                  $  (552,267)  $   (29,106)


Weighted average number of common shares outstanding       21,096,423    20,634,314
Incremental shares from the assumed exercise of dilutive
  stock options and warrants                                       --        51,806
                                                          ------------  ------------
Dilutive potential common shares                           21,096,423    20,686,120
                                                          ============  ============

Net earnings per share:
Basic                                                     $      0.03   $      0.00
                                                          ============  ============
Diluted                                                   $      0.03   $      0.00
                                                          ============  ============

For the years ended June 30, 2004 and 2003, potentially dilutive incremental shares totaling 0 and 51,806, respectively, (based on the assumed exercise of dilutive stock options and warrants to acquire 0 and 277,500 shares, respectively, of the Company's common stock) were not included in the computation of diluted net loss per share because the Company had a net loss, which would make their inclusion antidilutive. Options and warrants to purchase 3,304,000 and 3,719,400 shares of the Company's common stock that were outstanding at June 30, 2004 and 2003, respectively, were not considered potentially dilutive because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  12  -  PERFEXA  SOLUTIONS  SUBSIDIARY

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

NOTE  13  BUSINESS  SEGMENT  INFORMATION

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the years ended June 30, 2004 and 2003.




                                            2004           2003
                                      ---------------  ------------
     Revenues
     --------
    Telecommunications and Internet   $   10,878,944   $15,147,658
    BPO
       Perfexa-U.S.                           78,644            --
       Perfexa-India                              --            --
                                      ---------------  ------------
         Total                        $   10,957,588   $15,147,658
                                      ===============  ============

Cost of Sales
-------------
    Telecommunications and Internet   $    4,777,138   $ 7,410,590
    BPO
       Perfexa-U.S.                           59,239            --
       Perfexa-India                              --            --
                                      ---------------  ------------
         Total                        $    4,836,377   $ 7,410,590
                                      ===============  ============

Operating Income (Loss)
-----------------------
    Telecommunications and Internet   $    3,013,166   $ 1,813,280
    BPO
       Perfexa-U.S.                       (2,396,369)   (1,341,974)
       Perfexa-India                          84,500      (476,904)
                                      ---------------  ------------
         Total                        $      701,297   $    (5,598)
                                      ===============  ============

Capital Expenditures
--------------------
    Telecommunications and Internet   $      146,181   $    18,090
    BPO
       Perfexa-U.S.                            7,864        28,609
       Perfexa-India                         163,784       496,997
                                      ---------------  ------------
         Total                        $      317,829   $   543,696
                                      ===============  ============


Identifiable assets are assigned by region based upon management responsibility.
The following table presents information about the Company's identifiable assets by geographic region:

                                       June 30, 2004    June 30, 2003
Assets
------
    Telecommunications and Internet   $    1,002,223   $ 1,222,734
    BPO
       Perfexa-U.S.                           28,549        26,130
       Perfexa-India                         553,714       569,862
                                      ---------------  ------------
         Total                        $    1,584,486   $ 1,818,726
                                      ===============  ============

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  14  SUBSEQUENT  EVENTS

On August 18, 2004, the Company amended 2 notes totaling $816,395 note payable (see Note 5), extending the note to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in August 2004.

On July 21, 2004, the Company amended a $45,000 note payable (see Note 5). The amended note calls for payments of $20,000 due on July 21, 2004, $15,000 due on August 21, 2004, and $10,000 due on September 21, 2004. In consideration of the extension, the Company has agreed to issue an additional 45,000 shares of the Company's restricted common stock valued at $2,944 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in July 2004. As of August 29, 2004, the Company has not made the August 21 and September 21 payments pursuant to the extension. The Company is currently in discussions to restructure the terms of the note.

In July 2004, the Company financed additional upgrades to its existing telephone system by entering into a term note in the amount of $23,357. The note provides for the Company to make 11 monthly payments of $2,123, with no interest charged, commencing August 2004.