Form 10QSB
period 2004-09-30
GTC TELECOM CORP
filed 2004-11-15
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
     [ X ] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

            For The Quarterly Period Ended SEPTEMBER 30, 2004

     [   ]  Transition Report Pursuant To Section 13 Of 15(D) Of The Securities
            Exchange Act Of 1934

                 For The Transition Period From  ___________  To  ___________

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

     Yes  [ X ]  No  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock        Outstanding at October 31, 2004
     -----------------------------------        -------------------------------
       Common Stock, $0.001 par value                     22,401,622


Transitional  Small  Business  Disclosure  Format
(Check  one);

Yes  [   ]  No  [ X ]

INDEX

                                GTC TELECOM CORP.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements

          Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and June 30, 2004

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three months ended September 30, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2004 and 2003

          Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3   Controls  and  Procedures

PART  II. OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Unregistered  Sales  of  Equity  Securities  and  use  of  Proceeds.

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K



ITEM  1.  FINANCIAL  STATEMENTS

                                GTC TELECOM CORP.
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       September 30,     June 30,
                                                                           2004           2004
                                                                        (Unaudited)     (Audited)
                                                                     ---------------  -------------
ASSETS
  Cash                                                               $          500   $     73,572
  Accounts receivable, net of allowance for doubtful accounts of approximately $76,000 and $49,000 at
   September 30, 2004 and June 30, 2004, respectively                       618,972        691,749
  Deposits                                                                   57,007         57,587
  Prepaid expenses                                                           64,401         64,899
                                                                     ---------------  -------------
    Total current assets                                                    740,880        887,807

Property and equipment, net                                                 590,531        620,471
Other assets                                                                 77,992         76,208
                                                                     ---------------  -------------

    Total assets                                                     $    1,409,403   $  1,584,486
                                                                     ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $    2,286,444   $  1,998,130
  Accrued payroll and related taxes                                         174,417        210,997
  Obligation under capital leases                                            11,691         13,394
  Notes payable                                                           5,863,146      5,868,597
  Deferred income                                                             4,560          4,560
                                                                     ---------------  -------------
    Total current liabilities                                             8,340,258      8,095,678

Long-term liabilities:
  Obligation under capital leases, net of current portion                    28,700         31,538
  Notes payable, net of current portion                                      24,277         23,565
                                                                     ---------------  -------------
    Total Liabilities                                                     8,393,235      8,150,781

Commitments and contingencies

Minority interest in consolidated subsidiary                                104,681        112,114

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                  --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    22,401,622 and 23,106,622 shares issued and outstanding at
    September 30, 2004 and June 30, 2004, respectively                       22,402         22,107
  Additional paid-in-capital                                              9,256,122      9,208,778
  Note receivable officer                                                   (60,306)       (60,306)
  Accumulated other comprehensive loss                                     (129,429)       (48,136)
  Accumulated deficit                                                   (16,177,302)   (15,800,852)
                                                                     ---------------  -------------
    Total stockholders' deficit                                          (7,088,513)    (6,678,409)
                                                                     ---------------  -------------

    Total liabilities and stockholders' deficit                      $    1,409,403   $  1,584,486
                                                                     ===============  =============



    The accompanying notes are an integral part of these condensed consolidated financial statements.



                                 GTC TELECOM CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE LOSS
                                    (UNAUDITED)

                                                            Three Months Ended
                                                              September 30,
                                                            2004          2003
                                                        ------------  ------------
Revenues:
  Telecommunications                                    $ 1,852,585   $ 2,917,023
  Internet services                                         175,469       204,077
  BPO services                                               40,579            --
                                                        ------------  ------------
    Total revenues                                        2,068,633     3,121,100
                                                        ------------  ------------

Cost of sales:
  Telecommunications                                        908,896     1,388,345
  Internet services                                          47,230       162,330
  BPO services                                               28,728            --
                                                        ------------  ------------
    Total cost of sales                                     984,854     1,550,675
                                                        ------------  ------------

Gross profit                                              1,083,779     1,570,425

Operating expenses:
  Payroll and related                                       595,446       763,642
  Selling, general, and administrative                      581,441     1,032,864
                                                        ------------  ------------
    Total operating expenses                              1,176,887     1,796,506
                                                        ------------  ------------

Operating loss                                              (93,108)     (226,081)

Interest expense, net                                      (288,203)     (114,837)
                                                        ------------  ------------

Loss before provision for income taxes and minority
interest                                                   (381,311)     (340,918)

Provision for income taxes                                    2,571         2,245
                                                        ------------  ------------

Loss before minority interest                              (383,882)     (343,163)

Minority interest in loss of consolidated subsidiaries        7,433        18,727
                                                        ------------  ------------

Net loss available to common stockholders                  (376,449)     (324,436)

Foreign currency translation adjustment                     (81,293)        1,334
                                                        ------------  ------------

Comprehensive loss                                      $  (457,742)  $  (323,102)
                                                        ============  ============

Basic and diluted net loss available to common
  stockholders per common share                         $     (0.02)  $     (0.02)
                                                        ============  ============

Basic and diluted weighted average common shares
  outstanding                                            22,261,405    20,721,731
                                                        ============  ============









    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   GTC TELECOM CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2004        2003
                                                                ----------  ---------
Cash Flows From Operating Activities:
Net loss                                                        $(376,450)  $(324,436)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                     27,563      27,563
  Estimated fair market value of stock issued in
    connection with notes payable                                  20,076       3,070
  Depreciation and amortization                                    79,406      64,554
  Bad debt expense                                                 43,058      70,612
  Minority interest in loss of consolidated subsidiaries           (7,433)    (18,727)
  Loss on sale of equipment                                            --      12,342
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                   29,014     127,071
    Accounts payable and accrued expenses                         288,313     668,595
    Accrued payroll and related taxes                             (36,580)    (18,960)
                                                                ----------  ---------

Net cash provided by operating activities                          66,967     611,684
                                                                ----------  ---------
Cash Flows From Investing Activities:
Purchases of property and equipment                                (8,237)    (71,911)
                                                                ----------  ---------

Net cash used in investing activities                              (8,237)    (71,911)
                                                                ----------  ---------

Cash Flows From Financing Activities:
Principal repayments on notes payable                             (45,968)   (651,375)
Principal payments under capital lease obligations                 (4,541)     (2,732)
Principal borrowings on notes payable, net of fees of $202,000         --      59,000
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                             --      54,000
                                                                ----------  ---------

Net cash used in financing activities                             (50,509)   (541,107)
                                                                ----------  ---------

Effect of exchange rate on cash                                   (81,293)      1,334
                                                                ----------  ---------
Net decrease in cash                                              (73,072)         --

Cash at beginning of period                                        73,572         500
                                                                ----------  ---------

Cash at end of period                                           $     500   $     500
                                                                ==========  ==========



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
Interest                                                        $   2,166   $ 106,759
                                                                ==========  ==========
Income taxes                                                    $   2,571   $   2,245
                                                                ==========  ==========



See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

During the period ended September 30, 2004, the Company financed the purchase of equipment totaling $41,229 with notes payable.


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of September 30, 2004, the results of operations for the three months ended September 30, 2004 and 2003, and cash flows for the three months ended September 30, 2004 and 2003.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2004, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 28, 2004. The interim results are not necessarily indicative of the results for a full year.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company has negative working capital of $7,599,378, an accumulated deficit of $16,177,302, and a stockholders' deficit of $7,088,513; in addition, through September 30, 2004, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At September 30, 2004 and June 30, 2004, the Company owned approximately 97% and 97%, respectively, of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% and 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at September 30, 2004 and June 30, 2004, respectively, is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $81,293 for the three months ended September 30, 2004 and a translation gain of $1,334 for the three months ended September 30, 2004.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost approximating $27,563 is reflected in net loss for each of the three month periods ended September 30, 2004 and 2003, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.




                                       Three Months Ended
                                         September 30,
                                            2004     2003

Net loss available to common stockholders:
    As reported                                              $  (376,449)  $(324,436)
    Deduct total stock-based employee compensation expense
     determined under fair based method for all awards           (57,000)    (59,000)
                                                             ------------  ----------

    Pro-forma                                                $  (433,449)  $(383,436)
                                                             ============  ==========

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $     (0.02)  $   (0.02)
                                                             ============  ==========

    Pro-forma                                                $     (0.02)  $   (0.02)
                                                             ============  ==========

LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, no shares were potential additional common shares as of September 30, 2004 and 2003, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three months ended September 30, 2004 and 2003, respectively, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

The following table sets forth the computation of basic and diluted loss per common share:



                                                                   Three Months Ended
                                                                       September 30,
                                                                    2004           2003
                                                                ------------  ------------
Net loss available to common stockholders                       $  (376,449)  $  (324,436)

Weighted average number of common shares outstanding             22,261,405    20,721,731
Incremental shares from the assumed exercise of dilutive stock
options and warrants                                                     --            --
Dilutive potential common shares                                 22,261,405    20,721,731
                                                                ------------  ------------

Basic and diluted net loss available to common
stockholders per common share                                   $     (0.02)  $     (0.02)
                                                                ============  ============

RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS - In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's financial statements.

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

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of September 30, 2004, the Company has net advances to an officer of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of September 30, 2004) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at September 30, 2004.

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

On August 18, 2004, these 2 notes, as amended, were combined into one note totaling $816,395, incorporating principal of $725,000 and interest owed of $91,395, and extended to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in August 2004.

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

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of September 30, 2004, the Company has repaid $100,000. The principal balance due at September 30, 2004 is $100,000. The note is in default and the Company is currently in discussions to restructure the terms of the note.

On October 2, 2002, and amended on April 1, 2004, the Company renegotiated a previous note payable (the "Previous Note") due to an unrelated third party into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $45,000 on the date of renegotiation. The New Note, as amended, pays simple interest of 12% per annum with principal and interest due upon maturity at May 21, 2004. In addition, the Company issued to the third party 45,000 shares of the Company's restricted common stock valued at $4,821 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in April 2004. On July 21, 2004, the note, as amended and extended, calls for payments of $20,000 due on July 21, 2004, $15,000 due on August 21, 2004, and $10,000 due on September 21, 2004. In consideration of the extension, the Company has agreed to issue an additional 45,000 shares of the Company's restricted common stock valued at $2,944 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in July 2004. As of November 15, 2004, the Company has not made the August 21 and September 21 payments pursuant to the extension. The Company is currently in discussions to restructure the terms of the note.

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

The Company maintains a revolving line of credit of $20,000 to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $451, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $16,684 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2004. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of November 15, 2004, the Company has repaid $11,000 of the amount borrowed.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. As of September 30, 2004, the New Note has an outstanding balance of $4,925,437. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

During the three months ended September 30, 2004, the Company issued 295,000 shares of the Company's restricted common stock in connection with notes payable (see Note 5).

The Company recorded compensation expense for previously issued "in the money" options of $27,563 and $27,563 in the three month period ended September 30, 2004 and 2003, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Previously, the Company contracted with MCI WorldCom Network Services, Inc. ("MCI") as its underlying carrier. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of its New Note with MCI as well as the Telecommunications Services Agreement and Data Services Agreement ("TSA") between MCI and GTC ("Default"). The total outstanding balance due MCI was approximately $7,172,370 at September 30, 2004, including $4,925,437 due on the New Note, $619,984 of accrued interest on the New Note, and $1,626,949 owed on the TSA and included in accounts payable in the accompanying condensed consolidated balance sheet at September 30, 2004. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

In order to minimize service disruptions to the Company's customers, on July 7, 2004, the Company transferred its customer accounts to its alternate supplier, Sprint Communications Company L.P. ("Sprint"). As a consequence of this conversion, a not yet determined number of the Company's long distance customers have either left the Company or were not successfully converted due to technical issues. As a result, the Company has experienced an approximate 16% reduction in its call volumes and corresponding revenues. The Company is attempting to resolve all outstanding technical issues relating to this conversion and will continue to market its services in order to re-acquire or add new customers.
Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was approximately $322,000 as of September 30, 2004. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

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

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to an agreement with a third party company for the provisioning of the Company's Internet
Service Provider Access service. The Company is not obligated to any monthly minimums under its agreement with its underlying Internet service provider. Although the Company believes that its relationship with its third-party provider is strong and should remain so with continued contract compliance, the termination of the Company's contract with its underlying provider, the loss of Internet services provided by this company, or a reduction in the quality of service the Company receives from this company could have an adverse effect on the Company's internet operations. In the event that its underlying provider was to discontinue its service to the Company, the Company believes, based upon discussions that the Company has had with other Internet service providers, that it could negotiate and obtain contracts with Internet service providers at comparable rates.

Previously, pursuant to an agreement with MCI for the provisioning of the Company's Internet Service Provider Access service, the Company was required to pay the greater of actual incurred usage or a minimum monthly fee. In December 2003, the Company renegotiated its agreement with MCI. Under the terms of the revised agreement, the Company was no longer obligated to monthly minimums. However, the Company was subject to an aggregate usage minimum of $525,000 during the term of the agreement which was set to expire on June 1, 2006. As of September 30, 2004, the Company had accrued $528,000 which is included in accounts payable.

STOCK PURCHASE AGREEMENT - Pursuant to a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"), the Company is entitled to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 by January 23, 2005, or the Company shall be required to pay liquidated damages equal to one-half of the amount not drawn-down. As of November 15, 2004, the Company has not drawn under this Agreement.

ACQUISITION - On April 23, 2004, the Company entered into an agreement for the acquisition of Telspan, Inc., a California corporation ("Telspan"). Pursuant to the Reorganization and Stock Purchase Agreement (the "Acquisition Agreement") entered into between the Company, Telspan, Inc. and its shareholders, the Company agreed to acquire 100% of the outstanding capital stock of Telspan in exchange for that number of shares of the Company's common stock which would equate to 84% of the outstanding capital stock of the Company on a fully diluted basis following the acquisition. Closing of the acquisition was conditioned upon various events, including the approval of the Company's stockholders and upon Telspan's successful acquisition of certain telecommunications assets. On October 1, 2004, pursuant to the terms of the agreement, the Company elected to terminate the agreement.

In a related agreement, the Company on April 23, 2004 agreed to sell a controlling interest in its Perfexa subsidiary to the shareholders of Infospan, Inc., a California company commonly controlled by some of the shareholders of TelSpan. Closing of the sale of the controlling interest was conditioned, in part, upon the approval of the Company's stockholders as well as the generation of certain amounts of business for Perfexa. On October 1, 2004, pursuant to the terms of the agreement, the Company elected to terminate the agreement.

NOTE  8  -  PERFEXA  SOLUTIONS  SUBSIDIARY:

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

NOTE  9  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three months ended September 30, 2004 and 2003.


                             Three Months Ended   Three Months Ended
                             September 30, 2004   September 30, 2003
REVENUES
---------

    Telecommunications and Internet  $2,028,054   $3,121,100
    BPO
       Perfexa-U.S.                      40,579           --
       Perfexa-India                         --           --
                                     -----------  -----------
         Total                       $2,068,633   $3,121,100
                                     ===========  ===========

COST OF SALES
-------------

    Telecommunications and Internet  $  956,126   $1,550,675
    BPO
       Perfexa-U.S.                      28,728           --
       Perfexa-India                         --           --
                                     -----------  -----------
         Total                       $  984,854   $1,550,675
                                     ===========  ===========

OPERATING LOSS
--------------

    Telecommunications and Internet  $  155,322   $  710,534
    BPO
       Perfexa-U.S.                    (267,660)    (653,781)
       Perfexa-India                     19,230     (282,834)
                                     -----------  -----------
         Total                       $  (93,108)  $ (226,081)
                                     ===========  ===========

CAPITAL EXPENDITURES
--------------------

    Telecommunications and Internet  $   46,352   $   84,349
    BPO
       Perfexa-U.S.                          --           --
       Perfexa-India                      3,114       93,626
                                     -----------  -----------
         Total                       $   49,466   $  177,975
                                     ===========  ===========

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:



                             September 30, 2004  June 30, 2004
                                     ----------  ----------
              ASSETS
    Telecommunications and Internet  $  848,140  $1,002,223
    BPO
       Perfexa-U.S.                      52,619      28,549
       Perfexa-India                    508,644     553,714
                                     ----------  ----------
         Total                       $1,409,403  $1,584,486
                                     ==========  ==========

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES - Revenues decreased by $1,052,467 or 33.7% to $2,068,633 in the three months ended September 30, 2004 from $3,121,100 in the three months ended September 30, 2003. The decrease was due to a decrease in telecommunications revenues of $1,064,438 and a decrease in Internet revenues of $28,608, offset partially by the increase in BPO revenues of $40,579. As of September 30, 2004, the Company had 81,003 long distance customers and 4,785 Internet customers, with usage of long distance services of approximately 29,780,000 minutes for the three months ended September 30, 2004 as compared with 101,884 long distance customers and 5,691 Internet customers as of September 30, 2003, with usage of long distance services of approximately 44,063,000 minutes for the three months ended September 30, 2003.

Management believes that the reduction in customer counts and minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties the Company recently experienced as a result of its change in underlying providers may have contributed to this reduction in customer counts and minutes (see Change In Primary Supplier below). In an effort to increase revenue, the Company has initiated affinity marketing relationships with various marketing organizations and charitable groups.

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in several states including Florida, Georgia, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. The Company recently began offering service in Florida and Texas and is in the process of expanding its local service offerings. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the quarter ended December 31, 2003, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. For the three months ended September 30, 2004, Perfexa generated third-party revenues of $40,579. Perfexa had no revenues in prior years.

COST OF SALES - Cost of sales decreased by $565,821 or 36.5% to $984,854 in the three months ended September 30, 2004 from $1,550,675 in the three months ended September 30, 2003. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $479,449 for the three months ended September 30, 2004. In addition, for the three months ended September 30, 2004, the costs associated with Internet services decreased $115,100 and the costs associated with BPO services increased $28,728. As a percentage of revenue, cost of sales decreased to 47.6% from 49.7%, primarily as a result of the decrease in internet cost of sales as a percentage of internet revenues to 26.9% in the three months ended September 30, 2004 from 79.5% (due to monthly minimum purchase requirements with MCI) in the three months ended September 30, 2003, offset partially by the increase in telecommunications cost of sales as a percentage of telecommunications revenues to 49.1% in the three months ended September 30, 2004 from 47.6% in the three months ended September 30, 2003 (see Change In Primary Supplier below). This results in a gross margin of 52.4% as compared to 50.3% for the three months ended September 30, 2004 and 2003, respectively.

For the three months ended September 30, 2004, Perfexa incurred third-party cost of sales of $28,728. Perfexa had no cost of sales in prior years.

OPERATING EXPENSES - Operating expenses decreased by $619,619 or 34.5% to $1,176,887 in the three months ended September 30, 2004 from $1,796,506 in the three months ended September 30, 2003 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the three months ended September 30, 2004 were comprised primarily of $250,307 in payroll and related expenses paid to employees; billing related costs of $156,828; rent of $41,039; bad debt of $43,058; depreciation expense of $34,052; amortization of previously issued options to employees valued at approximately $27,563; and $363,739 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended September 30, 2004 were comprised primarily of $345,139 in payroll and related expenses paid to employees; rent of $62,799; depreciation expense of $45,354; and $(192,991) of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

INTEREST EXPENSE - Net interest expense increased by $173,366 to $288,203 for the three months ended September 30, 2004 from $114,837 for the three months ended September 30, 2003. The increase was primarily due to the interest owed on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $620,000 owed on default of the WorldCom note.

NET LOSS - Net loss increased $52,013 to $376,449 or $0.02 loss per common share for the three months ended September 30, 2004, from a net loss of $324,436, or $0.02 loss per common share, for the three months ended September 30, 2003.

ASSETS AND LIABILITIES - Assets decreased by $175,083 to $1,409,403 as of September 30, 2004 from $1,584,486 as of June 30, 2004. The decrease was due to net decreases in accounts receivable of $72,777, cash of $73,072, deposits of $580, prepaid expenses of $498, and property and equipment of $29,940, net of an increase in other assets of $1,784. Liabilities increased by $242,454 to $8,393,235 as of September 30, 2004 from $8,150,781 as of June 30, 2004. The increase was due to increases in accounts payable and accrued expenses of $288,314, primarily for amounts owed to WorldCom (associated with customer usage), net of decreases in payroll and payroll related liabilities of $36,580, obligations under capital lease of $4,541, and notes payable of $4,739 due primarily to principal repayments, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $410,104 to $7,088,513 as of September 30, 2004 from $6,678,409 as of June 30, 2004. The increase was attributable to net loss of $376,450 in the three months ended September 30, 2004, and a cumulative translation adjustment of $81,293; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $27,563; the fair market value of stock issued pursuant to notes payable of $20,076.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - The Company does not have sufficient cash to fund its outstanding debts and contingent liabilities. Over the past year, the Company has relied upon short-term financings to meet its cash requirements. Currently, the Company has short-term debt of approximately $5,863,146. The Company will need to either restructure this debt on more favorable terms or increase revenues in order to meet these obligations. Additionally, as a result of the Conversion, the Company has experienced a 16% decline in revenues. As a result, the Company may not have sufficient cash flow to fully support daily operations and will need to increase revenues and customers or acquire alternate financing.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $66,967 for the three months ended September 30, 2004 was primarily due to net loss of $376,450, offset partially by changes in operating assets and liabilities, principally increases in accounts receivable and other current assets of $29,014, and accounts payable and accrued expenses of $288,313, and a decrease in accrued payroll and related taxes of $36,580; and minority interest of $7,433; offset partially by the amortization of previously issued options vesting to employees in the current period of $27,563; the fair market value of stock issued in connection with a note payable of $20,076; depreciation and amortization expense of $79,406; and the increase in bad debt expense related to accounts receivable of $43,058.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $8,237 for the three months ended September 30, 2004 funded purchases of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $50,509 in the three months ended September 30, 2004 was primarily due to principal repayments on notes payable of $45,968, and principal repayments under capital lease obligations of $4,541.

INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of September 30, 2004, the Company has advanced Perfexa-U.S. $3,858,526 in cash and equipment, of which $661,504 was for the purchase of equipment and $3,197,022 for operating expenses. In addition, the Company has allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of September 30, 2004, Perfexa-U.S. has billed GTC $1,606,610 for such services.

As of September 30, 2004, Perfexa-U.S. owes GTC $4,170,519, net of $161,900 repaid by Perfexa-U.S. from funds raised and $1,606,610 in amounts billed for services rendered.

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

On August 18, 2004, these two (2) notes, as amended, were combined into one note totaling $816,395, incorporating principal of $725,000 and interest owed of $91,395, and extended to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in August 2004.

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

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). As of June 30, 2004, the New Note has an outstanding balance of $4,925,437. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement ("TSA") between MCI and GTC. The total outstanding balance due MCI was approximately $7,172,370 at September 30, 2004, including $4,925,437 due on the New Note, $619,984 of accrued interest on the New Note, and $1,626,949 owed on the TSA and included in accounts payable in the accompanying condensed consolidated balance sheet at September 30, 2004. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

The Company maintains a revolving line of credit of $20,000 to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $451, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $16,684 and is included in notes payable in the accompanying consolidated balance sheet at September 30, 2004. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

CONTINGENT LIABILITIES - In September 2001, the Company entered into a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"). The Agreement entitles the Company to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, the Company filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should the Company choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, the Company must draw a minimum of $500,000 by January 23, 2005, or the Company shall pay liquidated damages equal to one-half of the amount not drawn-down. As of the date of this filing, the Company has not drawn under this Agreement.

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

Perfexa currently provides customer service for the Company's approximately 85,800 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

ACQUISITIONS

On April 23, 2004, the Company entered into an agreement for the acquisition of Telspan, Inc., a California corporation ("Telspan"). Pursuant to the Reorganization and Stock Purchase Agreement (the "Acquisition Agreement") entered into between the Company, Telspan, Inc. and its shareholders, the Company agreed to acquire 100% of the outstanding capital stock of Telspan in exchange for that number of shares of the Company's common stock which would equate to 84% of the outstanding capital stock of the Company on a fully diluted basis following the acquisition. Closing of the acquisition was conditioned upon various events, including the approval of the Company's stockholders and upon Telspan's successful acquisition of certain telecommunications assets. On October 1, 2004, pursuant to the terms of the agreement, the Company elected to terminate the agreement.

In a related agreement, the Company on April 23, 2004 agreed to sell a controlling interest in its Perfexa subsidiary to the shareholders of Infospan, Inc., a California company commonly controlled by some of the shareholders of TelSpan. Closing of the sale of the controlling interest was conditioned, in part, upon the approval of the Company's stockholders as well as the generation of certain amounts of business for Perfexa. On October 1, 2004, pursuant to the terms of the agreement, the Company elected to terminate the agreement.

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

2001  STOCK  INCENTIVE  PLAN

During the three months ended September 30, 2004, the Company issued no options pursuant to the Company's 2001 Stock Incentive Plan.

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

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet, and Curbside Communications, Inc., currently inactive, has been set up for future strategic purposes which the Company is currently in the planning process. Perfexa Solutions, Inc. offers business process outsourcing services.

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2004 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended September 30, 2004, the Company issued the following unregistered securities:

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended September 30, 2004.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits

31.1     Rule  13a-14(a)  Certification  of  Chief  Executive  Officer

31.2     Rule  13a-14(a)  Certification  of  Chief  Financial  Officer

32.1     Section  1350  Certification  of  Chief  Executive  Officer

32.2     Section  1350  Certification  of  Chief  Financial  Officer

(b)      Reports  on  Form  8-K

On October 4, 2004, the Company filed a Current Report on Form 8-K regarding the termination of its Reorganization and Stock Purchase Agreements with Telspan, Inc. and InfoSpan, Inc.

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



                              GTC  TELECOM  CORP.

                              By:  /s/  S.  Paul  Sandhu
                              S.  Paul  Sandhu
                              Chief  Executive  Officer
                              (Principal  Executive  Officer)

                              By:/s/  Gerald  A.  DeCiccio
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  November  15,  2004