Form 10QSB
period 2004-12-31
GTC TELECOM CORP
filed 2005-02-14
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

   (Mark One)
   [ X ] Quarterly Report Pursuant To Section 13 Or 15(D) Of The
         Securities Exchange Act Of 1934

            For The Quarterly Period Ended DECEMBER 31, 2004

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


                                  714-549-7700
                (Issuer's Telephone Number, Including Area Code)

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

   Yes [ X ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Title of each class of Common Stock     Outstanding at January 31, 2005
   -----------------------------------     --------------------------------
   Common Stock, $0.001 par value                    23,426,622


Transitional Small Business Disclosure Format
(Check one);

Yes [  ] No [ X ]

INDEX,

                                     PART I
                              FINANCIAL INFORMATION

Item  1.  Financial  Statements.

          Condensed Consolidated  Financial  Statements

          Condensed Consolidated Balance Sheets at December 31, 2004 (Unaudited) and
          June  30,  2004

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and six months ended
          December  31,  2004  and  2003

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2004 and 2003

          Notes  to  Condensed  Consolidated  Financial  Statements  (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.  Controls  and  Procedures

                           PART II. OTHER INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Unregistered  Sales  of  Equity  Securities  and  use  of  Proceeds

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits


ITEM 1.  FINANCIAL STATEMENTS

                                         GTC TELECOM CORP.
                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      December 31,     June 30,
                                                                          2004           2004
                                                                       (Unaudited)    (Audited)
                                                                     --------------  -------------
ASSETS
  Cash                                                               $         500   $     73,572
  Accounts receivable, net of allowance for doubtful accounts of approximately $80,000 and $49,000 at
   December 31, 2004 and June 30, 2004, respectively                       858,844        691,749
  Deposits                                                                  57,007         57,587
  Prepaid expenses                                                          69,508         64,899
                                                                     --------------  -------------
    Total current assets                                                   985,859        887,807

Property and equipment, net                                                513,954        620,471
Other assets                                                                81,134         76,208
                                                                     --------------  -------------

    Total assets                                                     $   1,580,947   $  1,584,486
                                                                     ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $   2,672,172   $  1,998,130
  Accrued payroll and related taxes                                        228,709        210,997
  Obligation under capital leases                                           10,818         13,394
  Notes payable                                                          5,831,938      5,868,597
  Deferred income                                                            4,560          4,560
                                                                     --------------  -------------
    Total current liabilities                                            8,748,197      8,095,678

Long-term liabilities:
  Obligation under capital leases, net of current portion                   26,141         31,538
  Notes payable, net of current portion                                     20,695         23,565
                                                                     --------------  -------------
    Total Liabilities                                                    8,795,033      8,150,781

Commitments and contingencies

Minority interest in consolidated subsidiary                                98,091        112,114

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                 --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    23,426,622 and 23,106,622 shares issued and outstanding at
    December 31, 2004 and June 30, 2004, respectively                       23,427         22,107
  Additional paid-in-capital                                             9,343,410      9,208,778
  Note receivable officer                                                  (60,306)       (60,306)
  Accumulated other comprehensive loss                                    (204,498)       (48,136)
  Accumulated deficit                                                  (16,414,210)   (15,800,852)
                                                                     --------------  -------------
    Total stockholders' deficit                                         (7,312,177)    (6,678,409)
                                                                     --------------  -------------

    Total liabilities and stockholders' deficit                      $   1,580,947   $  1,584,486
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


                                               GTC TELECOM CORP.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             AND COMPREHENSIVE LOSS
                                                  (UNAUDITED)

                                                             Three Months Ended          Six Months Ended
                                                                 December 31,               December 31,
                                                              2004         2003          2004          2003
                                                         ------------  ------------  ------------  ------------
Revenues:
  Telecommunications                                     $ 2,079,193   $ 2,661,782   $ 3,931,778   $ 5,578,805
  Internet services                                          130,880       190,104       306,349       394,181
  BPO services                                                41,313         9,700        81,892         9,700
                                                         ------------  ------------  ------------  ------------
    Total revenues                                         2,251,386     2,861,586     4,320,019     5,982,686
                                                         ------------  ------------  ------------  ------------

Cost of sales:
  Telecommunications                                         959,078     1,049,945     1,867,974     2,438,290
  Internet services                                           51,997       163,201        99,227       325,531
  BPO services                                                28,728         6,384        57,456         6,384
                                                         ------------  ------------  ------------  ------------
    Total cost of sales                                    1,039,803     1,219,530     2,024,657     2,770,205
                                                         ------------  ------------  ------------  ------------

Gross profit                                               1,211,583     1,642,056     2,295,362     3,212,481
                                                         ------------  ------------  ------------  ------------

Operating expenses:
  Payroll and related                                        594,855       703,847     1,190,301     1,467,489
  Selling, general, and administrative                       563,385     1,068,432     1,144,826     2,101,296
                                                         ------------  ------------  ------------  ------------
    Total operating expenses                               1,158,240     1,772,279     2,335,127     3,568,785
                                                         ------------  ------------  ------------  ------------

Operating income/(loss)                                       53,343      (130,223)      (39,765)     (356,304)

Interest expense, net                                       (291,877)     (305,956)     (580,080)     (420,793)
                                                         ------------  ------------  ------------  ------------

Loss before provision for income taxes
and minority interest                                       (238,534)     (436,179)     (619,845)     (777,097)

Provision for income taxes                                     4,965            --         7,536         2,245
                                                         ------------  ------------  ------------  ------------

Loss before minority interest                               (243,499)     (436,179)     (627,381)     (779,342)

Minority interest in loss of consolidated subsidiaries         6,590        19,618        14,023        38,345
                                                         ------------  ------------  ------------  ------------

Net loss available to common stockholders                   (236,909)     (416,561)     (613,358)     (740,997)

Foreign currency translation adjustment                      (75,069)          888      (156,362)        2,222
                                                         ------------  ------------  ------------  ------------

Comprehensive loss                                       $  (311,978)  $  (415,673)  $  (769,720)  $  (738,775)
                                                         ============  ============  ============  ============

Basic and diluted net loss available to common
  stockholders per common share                          $     (0.01)  $     (0.02)  $     (0.03)  $     (0.04)
                                                         ============  ============  ============  ============

Basic and diluted weighted average common
  shares outstanding                                      22,445,915    20,814,992    22,353,660    20,768,361
                                                         ============  ============  ============  ============



    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   GTC TELECOM CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                  Six Months Ended
                                                                      December 31,
                                                                   2004         2003
                                                                ----------  ---------
Cash Flows From Operating Activities:
Net loss                                                        $(613,358)  $(740,997)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                     55,125      55,125
  Estimated fair market value of stock issued in
    connection with notes payable                                  20,827      16,414
  Depreciation and amortization                                   155,946     143,003
  Bad debt expense                                                102,689     109,932
  Minority interest in loss of consolidated subsidiaries          (14,023)    (38,345)
  Amortization of debt discount                                        --      58,264
  Loss on sale of equipment                                            --      11,392
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                 (278,739)     32,564
    Accounts payable and accrued expenses                         674,042     494,198
    Accrued payroll and related taxes                              17,712      65,961
    Deferred income                                                    --       1,102
                                                                ----------  ---------

Net cash provided by operating activities                         120,221     208,613
                                                                ----------  ---------

Cash Flows From Investing Activities:
Purchases of property and equipment                               (31,193)   (114,009)
                                                                ----------  ---------

Net cash used in investing activities                             (31,193)   (114,009)
                                                                ----------  ---------

Cash Flows From Financing Activities:
Proceeds from sale of stock                                        60,000          --
Principal repayments on notes payable                             (57,765)   (938,285)
Principal payments under capital lease obligations                 (7,973)     (6,541)
Principal borrowings on notes payable, net of fees of $130,000         --     779,000
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                             --      69,000
                                                                ----------  ---------

Net cash used in financing activities                              (5,738)    (96,826)
                                                                ----------  ---------

Effect of exchange rate on cash                                  (156,362)      2,222
                                                                ----------  ---------

Net decrease in cash                                              (73,072)         --

Cash at beginning of period                                        73,572         500
                                                                ----------  ---------

Cash at end of period                                           $     500   $     500
                                                                ==========  =========




Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                  $  3,844   $ 191,298
                                                                 ========   =========
       Income taxes                                              $  7,536   $   2,245
                                                                 ========   =========

See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

During the six month period ended December 31, 2004, the Company financed the purchase of equipment totaling $18,236 with notes payable.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of December 31, 2004, the results of operations for the three and six months ended December 31, 2004 and 2003, and cash flows for the six months ended December 31, 2004 and 2003.

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

PERFEXA - Perfexa Solutions, Inc. ("Perfexa" or "Perfexa-U.S."), a majority owned subsidiary of the Company, currently provides customer service for the Company's telecommunication and Internet users. Perfexa's Information Technology ("IT") group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Additionally, Perfexa offers outsourced call center and IT development services to third parties.

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company has negative working capital of $7,762,388, an accumulated deficit of $16,414,210, a stockholders' deficit of $7,312,177, and the Company is in default on several notes payable, including approximately $5 million to MCI (see
Note 5). In addition, through December 31, 2004, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At December 31, 2004 and June 30, 2004, the Company owned approximately 97% and 97%, respectively, of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% and 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at December 31, 2004 and June 30, 2004, respectively, is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $156,362 for the six months ended December 31, 2004 and a translation gain of $2,222 for the six months ended December 31, 2003.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost approximating $27,563 is reflected in net loss for each of the three month periods ended December 31, 2004 and 2003, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

                                                              Three Months Ended       Six Months Ended
                                                                           December 31,            December 31,
                                                                 ------------              ------------
                                                                2004         2003        2004        2003
                                                             ----------  ----------  ----------  ----------
Net loss available to common stockholders:
    As reported                                              $(236,909)  $(416,561)  $(613,358)  $(740,997)
    Deduct total stock-based employee compensation expense
     determined under fair based method for all awards         (57,000)    (40,000)   (114,000)    (80,000)
                                                             ----------  ----------  ----------  ----------

    Pro-forma                                                $(293,909)  $(456,561)  $(727,358)   (820,997)
                                                             ==========  ==========  ==========  ==========

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $   (0.01)  $   (0.02)  $   (0.03)  $   (0.04)
                                                             ==========  ==========  ==========  ==========

    Pro-forma                                                $   (0.01)  $   (0.02)  $   (0.03)  $   (0.04)
                                                             ==========  ==========  ==========  ==========

LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, no shares were potential additional common shares as of December 31, 2004 and 2003, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and six months ended December 31, 2004 and 2003, respectively, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

The following table sets forth the computation of basic and diluted loss per common share:

                                                           Three Months Ended          Six Months Ended
                                                              December 31,                December 31,
                                                          2004            2003           2004          2003
                                                      ------------  ------------  ------------  ------------

Net loss available to common stockholders             $  (236,909)  $  (416,561)  $  (613,358)  $  (740,997)

                                                      ============  ============  ============  ============
Weighted average number of common shares outstanding   22,445,915    20,814,992    22,353,660    20,768,361
Incremental shares from the assumed exercise
of dilutive stock options and warrants                         --            --            --            --
                                                      ------------  ------------  ------------  ------------
Dilutive potential common shares                       22,445,915    20,814,992    22,353,660    20,768,361
                                                      ============  ============  ============  ============

Basic and diluted net loss available to
common stockholders per common share                  $     (0.01)  $     (0.02)  $     (0.03)  $     (0.04)
                                                      ============  ============  ============  ============

RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company's present or future financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of December 31, 2004, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of December 31, 2004) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at December 31, 2004.

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

On August 18, 2004, these two notes, as amended, were combined into one note totaling $816,395, incorporating principal of $725,000 and interest owed of $91,395, and extended to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in August 2004. The Company is currently past due on this note and is in discussions to restructure the terms of the note.

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

On November 18, 2004, the previously issued note payable of $50,000 was restructured. Pursuant to the restructuring, the Company shall begin repayment of the note, beginning January 22, 2005 at the rate of $5,000 per month until all principal and accrued interest are repaid. As of the date of this filing, the Company has made all payments as required under this agreement. The outstanding portions of the note shall continue to accrue simple interest at the rate of 10% per annum. In consideration for the restructuring, the Company agreed to issue the noteholder twenty-five thousand (25,000) shares of the Company's restricted common stock valued at $750 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2004.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of December 31, 2004, the Company has repaid $100,000. The principal balance due at December 31, 2004 is $100,000. The note is in default and the Company is currently in discussions to restructure the terms of the note.

On October 2, 2002, and amended on April 1, 2004, the Company renegotiated a previous note payable (the "Previous Note") due to an unrelated third party into a new note payable (the "New Note"). The Previous Note had an outstanding balance of $45,000 on the date of renegotiation. The New Note, as amended, pays simple interest of 12% per annum with principal and interest due upon maturity at May 21, 2004. In addition, the Company issued to the third party 45,000 shares of the Company's restricted common stock valued at $4,821 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in April 2004. On July 21, 2004, the note, as amended and extended, calls for payments of $20,000 due on July 21, 2004, $15,000 due on August 21, 2004, and $10,000 due on September 21, 2004. In consideration of the extension, the Company has agreed to issue an additional 45,000 shares of the Company's restricted common stock valued at $2,944 (based on the market price on the date of grant). The Company will record the value of the common stock to interest expense in July 2004. As of November 15, 2005, the Company has not made the August 21 and September 21 payments pursuant to the extension. The Company is currently in discussions to restructure the terms of the note.

The Company maintains a revolving line of credit of $20,000 ("Equipment Line of Credit") to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $451, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $14,692 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2004. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of the date of this filing, the Company has repaid $11,000 of the amount borrowed.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. As of December 31, 2004, the New Note has an outstanding balance of $4,925,437. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

With the exception of the MCI New Note and the Equipment Line of Credit, all of the above notes are unsecured.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

In December 2004, the Company sold 1,000,000 shares of restricted common stock to an unrelated accredited third-party investor for $60,000. In addition, the Company agreed to issue to the third party, warrants to purchase up to 250,000 shares of the Company's common stock. The warrants have an exercise price of $0.11 per share. The warrants vest immediately and are exercisable for two (2) years from the date of issuance and contain piggy-back registration rights. No consulting expense was recognized due to the fact the warrants were issued in connection with equity fund raising activities.

During the six months ended December 31, 2004, the Company issued 320,000 shares of the Company's restricted common stock in connection with notes payable (see
Note  5).

On December 21, 2004, the Company's Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,375,000 shares of the Company's common stock at an exercise price of $0.10 per share (the fair market value of the Company's common stock on the day of grant), to certain employees of the Company. In addition, on December 21, 2004, the Company's Board granted to the Company's CEO, pursuant to the SIP Plan, options to purchase 925,000 shares of the Company's common stock at an exercise price equal to 110% of the fair market value on the date of grant ($0.11 per share). The options vest equally over a period of five years from the date of grant and are exercisable through December 2013.

The Company recorded compensation expense for previously issued "in the money" options of $55,125 and $55,125 in the six month periods ended December 31, 2004 and 2003, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Previously, the Company contracted with MCI WorldCom Network Services, Inc. ("MCI") as its underlying carrier. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of its New Note with MCI as well as the Telecommunications Services Agreement and Data Services Agreement ("TSA") between MCI and the Company ("Default"). The total outstanding balance due MCI was approximately $7,414,754 at December 31, 2004, including $4,925,437 due on the New Note, $862,368 of accrued interest on the New Note, and $1,626,949 owed on the TSA both of which are included in accounts payable in the accompanying condensed consolidated balance sheet at December 31, 2004. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

In order to minimize service disruptions to the Company's customers, on July 7, 2004, the Company transferred its customer accounts to its alternate supplier, Sprint Communications Company L.P. ("Sprint"). As a result, the Company initially experienced an approximate 16% reduction in its call volumes and corresponding revenues. The Company believes that it has resolved all outstanding technical issues relating to this conversion and continues to market its services in order to re-acquire or add new customers. Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was approximately $273,000 as of December 31, 2004. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

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

Previously, pursuant to an agreement with MCI for the provisioning of the Company's Internet Service Provider Access service, the Company was required to pay the greater of actual incurred usage or a minimum monthly fee. In December 2003, the Company renegotiated its agreement with MCI. Under the terms of the revised agreement, the Company was no longer obligated to monthly minimums. However, the Company was subject to an aggregate usage minimum of $525,000 during the term of the agreement which was set to expire on June 1, 2006. As of December 31, 2004, the Company had accrued $528,000 which is included in accounts payable.

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

On December 14, 2004, the Company and Bluefire agreed to terminate the agreement. In addition, Bluefire agreed to waive the Liquidated Damages in exchange for a one time payment by the Company of $10,000, to be paid by January 17, 2005. On January 17, 2005, the Company paid the $10,000 termination fee.

NOTE  8  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and six months ended December 31, 2004 and 2003.



                                      Three Months Ended    Three Months Ended    Six Months Ended     Six Months Ended
                                      December 31, 2004     December 31, 2003     December 31, 2004    December 31, 2003
                                      --------------------  --------------------  -------------------  -------------------
         REVENUES
         --------
    Telecommunications and Internet   $         2,210,073   $         2,851,886   $        4,238,127   $        5,972,986
    BPO
       Perfexa-U.S.                                41,313                 9,700               81,892                9,700
       Perfexa-India                                   --                    --                   --                   --
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $         2,251,386   $         2,861,586   $        4,320,019   $        5,982,686
                                      ====================  ====================  ===================  ===================

        COST OF SALES
        -------------
    Telecommunications and Internet   $         1,011,075   $         1,213,146   $        1,967,201   $        2,763,821
    BPO
       Perfexa-U.S.                                28,728                 6,384               57,456                6,384
       Perfexa-India                                   --                    --                   --                   --
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $         1,039,803   $         1,219,530   $        2,024,657   $        2,770,205
                                      ====================  ====================  ===================  ===================

       OPERATING INCOME/(LOSS)
       ----------------------
    Telecommunications and Internet   $           273,620   $           850,327   $          428,942   $        1,560,862
    BPO
       Perfexa-U.S.                              (221,303)             (683,252)            (488,963)          (1,337,033)
       Perfexa-India                                1,026              (297,298)              20,256             (580,133)
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $            53,343   $          (130,223)  $          (39,765)  $         (356,304)
                                      ====================  ====================  ===================  ===================

      CAPITAL EXPENDITURES
      --------------------
    Telecommunications and Internet   $             1,623   $            20,608   $           24,983   $          104,957
    BPO
       Perfexa-U.S.                                    --                 7,864                   --                7,864
       Perfexa-India                               21,332                21,951               24,446              115,577
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $            22,955   $            50,423   $           49,429   $          228,398
                                      ====================  ====================  ===================  ===================

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:



                                     December 31, 2004   June 30, 2004
                                     ------------------  --------------
       ASSETS
       ------
    Telecommunications and Internet  $        1,063,792  $    1,002,223
    BPO
       Perfexa-U.S.                              21,672          28,549
       Perfexa-India                            495,483         553,714
                                     ------------------  --------------
         Total                       $        1,580,947  $    1,584,486
                                     ==================  ==============

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

REVENUES - Revenues decreased by $610,200 or 21.3% to $2,251,386 in the three months ended December 31, 2004 from $2,861,586 in the three months ended December 31, 2003. The decrease was due to a decrease in telecommunications revenues of $582,589 and a decrease in Internet revenues of $59,224, offset partially by the increase in BPO revenues of $31,613. As of December 31, 2004, the Company had 83,673 long distance customers and 4,161 Internet customers, with usage of long distance services of approximately 27,484,000 minutes for the three months ended December 31, 2004 as compared with 82,954 long distance customers and 6,104 Internet customers as of December 31, 2003, with usage of long distance services of approximately 40,461,000 minutes for the three months ended December 31, 2003. As compared to the first quarter ended September 30, 2004, net revenues increased 8.8% from $2,068,633 to $2,251,386. Revenue from the sale of long distance services for the second quarter ended December 31, 2004 were $1,851,268 as compared to $1,825,085 for the first quarter ended September 30, 2004.

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

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in several states including California, Florida, Georgia, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. The Company recently began offering service in Florida and Texas and is in the process of expanding its local service offerings. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the quarter ended December 31, 2003, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. Perfexa generated third-party revenues of $41,313 and $9,700 for the three months ended December 31, 2004 and 2003, respectively.

COST OF SALES - Cost of sales decreased by $179,727 or 14.7% to $1,039,803 in the three months ended December 31, 2004 from $1,219,530 in the three months ended December 31, 2003. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $90,867 for the three months ended December 31, 2004. In addition, for the three months ended December 31, 2004, the costs associated with Internet services decreased $111,204 and the costs associated with BPO services increased $22,344. As a percentage of revenue, cost of sales increased to 46.2% from 42.6%, primarily as a result of the decrease in internet cost of sales as a percentage of internet revenues to 39.7% in the three months ended December 31, 2004 from 85.8% (due to monthly minimum purchase requirements with MCI) in the three months ended December 31, 2003, offset partially by the increase in telecommunications cost of sales as a percentage of telecommunications revenues to 46.1% in the three months ended December 31, 2004 from 39.4% in the three months ended December 31, 2003 (see Change In Primary Supplier below). This results in a gross margin of 53.8% as compared to 57.4% for the three months ended December 31, 2004 and 2003, respectively.

Perfexa incurred third-party cost of sales of $28,728 and $6,384 for the three months ended December 31, 2004 and 2003, respectively.

OPERATING EXPENSES - Operating expenses decreased by $614,039 or 34.6% to $1,158,240 in the three months ended December 31, 2004 from $1,772,279 in the three months ended December 31, 2003 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the three months ended December 31, 2004 were comprised primarily of $274,402 in payroll and related expenses paid to employees; billing related costs of $177,361; rent of $41,338; bad debt of $59,631; depreciation expense of $29,875; amortization of previously issued options to employees valued at approximately $27,562; and $315,209 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended December 31, 2004 were comprised primarily of $310,453 in payroll and related expenses paid to employees; rent of $64,349; depreciation expense of $46,665; and $(188,605) of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the three months ended December 31, 2003 were comprised primarily of $368,301 in payroll and related expenses paid to employees; billing related costs of $195,739; penalties and interest in connection with past due payroll taxes of prior periods of $135,000; rent of $41,441; bad debt of $36,933; depreciation expense of $35,335; amortization of previously issued options to employees valued at approximately $27,563; and $(51,899) of other operating expenses, primarily corporate expense allocations, sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended December 31, 2003 were comprised primarily of $335,546 in payroll and related taxes paid to employees; rent of $60,998; depreciation expense of $42,792; and $544,530 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense decreased by $14,079 to $291,877 for the three months ended December 31, 2004 from $305,956 for the three months ended December 31, 2003. The decrease was primarily due to the interest owed on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $862,000 owed on default of the WorldCom note.

NET LOSS - Net loss decreased $179,652 to $236,909 or $0.01 loss per common share for the three months ended December 31, 2004, from a net loss of $416,561, or $0.02 loss per common share, for the three months ended December 31, 2003.

ASSETS AND LIABILITIES - Assets decreased by $3,539 to $1,580,947 as of December 31, 2004 from $1,584,486 as of June 30, 2004. The decrease was due to net decreases in cash of $73,072, deposits of $580, and property and equipment of $106,517, net of an increase in accounts receivable of $167,095, prepaid expenses of $4,609, and other assets of $4,926. Liabilities increased by $644,252 to $8,795,033 as of December 31, 2004 from $8,150,781 as of June 30,
2004. The increase was due to increases in accounts payable and accrued expenses of $674,042, primarily for amounts owed to WorldCom (associated with customer usage and accrued interest), and payroll and payroll related liabilities of $17,712; net of decreases in obligations under capital lease of $7,973, and notes payable of $39,529 due primarily to principal repayments, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $633,768 to $7,312,177 as of December 31, 2004 from $6,678,409 as of June 30, 2004. The increase  was  attributable  to  net  loss  of  $613,358 in the six months ended
December 31, 2004, and a cumulative translation adjustment of $156,362; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $55,125; the fair market value of stock issued pursuant to notes payable of $20,827, and the proceeds from the sale of stock of $60,000.

SIX  MONTHS  ENDED  DECEMBER  31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

REVENUES - Revenues decreased by $1,662,667 or 27.8% to $4,320,019 in the six months ended December 31, 2004 from $5,982,686 in the six months ended December 31, 2003. The decrease was due to a decrease in telecommunications revenues of $1,647,027 and a decrease in Internet revenues of $87,832, offset partially by the increase in BPO revenues of $72,192. As of December 31, 2004, the Company had 83,673 long distance customers and 4,161 Internet customers, with usage of long distance services of approximately 57,264,000 minutes for the six months ended December 31, 2004 as compared with 82,954 long distance customers and 6,104 Internet customers as of December 31, 2003, with usage of long distance services of approximately 84,524,000 minutes for the six months ended December 31, 2003.

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

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in several states including California, Florida, Georgia, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. The Company recently began offering service in Florida and Texas and is in the process of expanding its local service offerings. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the quarter ended December 31, 2003, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. Perfexa generated third-party revenues of $81,892 and $9,700 for the six months ended December 31, 2004 and 2003, respectively.

COST OF SALES - Cost of sales decreased by $745,548 or 26.9% to $2,024,657 in the six months ended December 31, 2004 from $2,770,205 in the six months ended December 31, 2003. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $570,316 for the six months ended December 31, 2004. In addition, for the six months ended December 31, 2004, the costs associated with Internet services decreased $226,304 and the costs associated with BPO services increased $51,072. As a percentage of revenue, cost of sales increased to 46.9% from 46.3%, primarily as a result of the decrease in internet cost of sales as a percentage of internet revenues to 32.4% in the six months ended December 31, 2004 from 82.6% (due to monthly minimum purchase requirements with MCI) in the six months ended December 31, 2003, offset partially by the increase in telecommunications cost of sales as a percentage of telecommunications revenues to 47.5% in the six months ended December 31, 2004 from 43.7% in the six months ended December 31, 2003 (see Change In Primary Supplier below). This results in a gross margin of 53.1% as compared to 53.7% for the six months ended December 31, 2004 and 2003, respectively.

Perfexa incurred third-party cost of sales of $57,456 and $6,384 for the six months ended December 31, 2004 and 2003, respectively.

OPERATING EXPENSES - Operating expenses decreased by $1,233,658 or 34.6% to $2,335,127 in the six months ended December 31, 2004 from $3,568,785 in the six months ended December 31, 2003 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the six months ended December 31, 2004 were comprised primarily of $524,709 in payroll and related expenses paid to employees; billing related costs of $334,189; rent of $82,377; bad debt of $102,689; depreciation expense of $63,927; amortization of previously issued options to employees valued at approximately $55,125; and $678,968 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the six months ended December 31, 2004 were comprised primarily of $665,592 in payroll and related expenses paid to employees; rent of $127,148; depreciation expense of $92,019; and $(391,616) of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the six months ended December 31, 2003 were comprised primarily of $770,386 in payroll and related expenses paid to employees; billing related costs of $370,369; penalties and interest in connection with past due payroll taxes of prior periods of $135,000; rent of $103,397; bad debt of $109,932; depreciation expense of $60,366; amortization of previously issued options to employees valued at approximately $55,125; and $43,728 of other operating expenses, primarily sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs, offset primarily by corporate expense allocations.

Perfexa related operating expenses for the six months ended December 31, 2003 were comprised primarily of $697,103 in payroll and related taxes paid to employees; rent of $121,187; depreciation expense of $82,316; and $1,019,876 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense increased by $159,287 to $580,080 for the six months ended December 31, 2004 from $420,793 for the six months ended December 31, 2003. The increase was primarily due to the interest owed on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $862,000 owed on default of the WorldCom note.

NET LOSS - Net loss decreased $127,639 to $613,358 or $0.03 loss per common share for the six months ended December 31, 2004, from a net loss of $740,997, or $0.04 loss per common share, for the six months ended December 31, 2003.

CHANGE  IN  PRIMARY  SUPPLIER

As previously reported, on July 7, 2004 the Company initiated a system wide conversion of its underlying long distance provider from MCI to Sprint (the "Conversion"). As a result, the Company initially experienced an approximate
16% reduction in its call volumes and corresponding revenues. The Company believes that it has resolved all outstanding technical issues relating to this conversion and continues to market its services in order to re-acquire or add new customers. There can be no assurances that the Company will be able to re-acquire or add sufficient numbers of customers to compensate for the reduction incurred by the Conversion.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - The Company does not have sufficient cash to fund its outstanding debts and contingent liabilities. Over the past year, the Company has relied upon short-term financings to meet its cash requirements. Currently, the Company has short-term debt of approximately $5,831,938. The Company will need to either restructure this debt on more favorable terms or increase revenues in order to meet these obligations. Additionally, as a result of the Conversion, the Company has experienced a 16% decline in revenues. As a result, the Company may not have sufficient cash flow to fully support daily operations and will need to increase revenues and customers or acquire alternate financing.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $120,221 for the six months ended December 31, 2004 was primarily due to net loss of $613,358, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $674,042, and accrued payroll and related taxes of $17,712, and a decrease in accounts receivable and other current assets of $278,739; and minority interest of $14,023; offset partially by the amortization of previously issued options vesting to employees in the current period of $55,125; the fair market value of stock issued in connection with a note payable of $20,827; depreciation and amortization expense of $155,946; and the increase in bad debt expense related to accounts receivable of $102,689.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $31,193 for the six months ended December 31, 2004 funded purchases of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $5,738 in the six months ended December 31, 2004 was primarily due to principal repayments on notes payable of $57,765, and principal repayments under capital lease obligations of $7,973, offset partially by proceeds from sale of stock of $60,000.

INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of December 31, 2004, the Company has advanced Perfexa-U.S. $4,295,162 in cash and equipment, of which $661,504 was for the purchase of equipment and $3,633,658 for operating expenses. In addition, the Company has allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of December 31, 2004, Perfexa-U.S. has billed GTC $1,933,337 for such services.

As of December 31, 2004, Perfexa-U.S. owes GTC $4,280,428, net of $161,900 repaid by Perfexa-U.S. from funds raised and $1,933,337 in amounts billed for services rendered.

EQUITY FINANCING - On December 28, 2004, the Company sold 1,000,000 shares of restricted common stock to an unrelated accredited third-party investor for $60,000. In addition, the Company agreed to issue to the third party, warrants to purchase up to 250,000 shares of the Company's common stock. The warrants have an exercise price of $0.11 per share. The warrants vest immediately and are exercisable for two (2) years from the date of issuance and contain piggy-back registration rights. No consulting expense was recognized due to the fact the warrants were issued in connection with equity fund raising activities.

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

On August 18, 2004, these two (2) notes, as amended, were combined into one note totaling $816,395, incorporating principal of $725,000 and interest owed of $91,395, and extended to November 30, 2004. In consideration of the extension, the Company has agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in August 2004. The Company is currently past due on this note and is in discussions to restructure the terms of the note.

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

On November 18, 2004, the previously issued note payable of $50,000 was restructured. Pursuant to the restructuring, the Company shall begin repayment of the note, beginning January 22, 2005 at the rate of $5,000 per month until all principal and accrued interest are repaid. As of the date of this filing, the Company has made all payments as required under this agreement. The outstanding portions of the note shall continue to accrue simple interest at the rate of 10% per annum. In consideration for the restructuring, the Company agreed to issue the noteholder twenty-five thousand (25,000) shares of the Company's restricted common stock valued at $750 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2004.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company has agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of June 30, 2004, the Company has repaid $100,000. The principal balance due at December 31, 2004 is $100,000. The note is in default and the Company is currently in discussions to restructure the terms of the note.

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

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). As of June 30, 2004, the New Note has an outstanding balance of $4,925,437. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement ("TSA") between MCI and GTC. The total outstanding balance due MCI was approximately $7,414,754 at December 31, 2004, including $4,925,437 due on the New Note, $862,368 of accrued interest on the New Note, and $1,626,949 owed on the TSA both of which are included in accounts payable in the accompanying condensed consolidated balance sheet at December 31, 2004. The Company is attempting to resolve its outstanding balance and the amounts past due with MCI. However, there can be no guarantees that the Company will be successful in its efforts to reach an amicable resolution with MCI regarding the amounts past due. Failure to successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

The Company maintains a revolving line of credit of $20,000 ("Equipment Line of Credit") to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $451, including interest at a rate of 12.99%. The total outstanding balance on the revolving line of credit was $14,692 and is included in notes payable in the accompanying consolidated balance sheet at December 31, 2004. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

With the exception of the MCI New Note and the Equipment Line of Credit, all of the above notes are unsecured.

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

The Company's Perfexa operations provide inbound and outbound call center management solutions, Information Technology ("IT") management solutions and business operations management solutions. Perfexa's initial solution is to: 1) Capitalize on India's highly educated, English speaking workforce; 2) utilize the inherent cost and labor availability advantages within India; and 3) take advantage of the low employee turnover rates in India, which will enable Perfexa to capitalize on its significant investment in ongoing employee training and development programs which will dramatically improve the quality of the customer care experience. Future plans are to expand into other low cost countries as business develops.

Perfexa currently provides customer service for the Company's approximately 87,800 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

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

2001  STOCK  INCENTIVE  PLAN

On December 21, 2004, the Company's Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,375,000 shares of the Company's common stock at an exercise price of $0.10 per share (the fair market value of the Company's common stock on the day of grant), to certain employees of the Company. In addition, on December 21, 2004, the Company's Board granted to the Company's CEO, pursuant to the SIP Plan, options to purchase 925,000 shares of the Company's common stock at an exercise price equal to 110% of the fair market value on the date of grant ($0.11 per share). The options vest equally over a period of five years from the date of grant and are exercisable through December 2013.

OFF-BALANCE  SHEET  ARRANGEMENTS

The  Company  does  not  currently  have  any  off-balance  sheet  arrangements.

SUBSIDIARIES

The Company has formed four wholly owned subsidiaries, of which only one is active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. was set up to offer prepaid calling cards purchased over the internet. It is currently inactive. Curbside Communications, Inc., currently inactive, has been set up for future strategic purposes which the Company is currently in the planning process. Perfexa Solutions, Inc. offers business process outsourcing services.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was later superseded by SAB 104. Management believes the Company's revenue recognition policies conform to SAB 104.

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

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

There have been no other issuances of unregistered securities during the period covered by this Report except as previously disclosed on Form 8-K.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended December 31, 2004.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS

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



                              GTC  TELECOM  CORP.


                              By:  /s/  S.  Paul  Sandhu
                              --------------------------
                              S.  Paul  Sandhu
                              Chief  Executive  Officer
                              (Principal  Executive  Officer)

                              By:/s/  Gerald  A.  DeCiccio
                              ----------------------------
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  February  14,  2005