Form 10QSB
period 2005-03-31
GTC TELECOM CORP
filed 2005-05-16
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

   (Mark One)
   [ X ] Quarterly Report Pursuant To Section 13 Or 15(D) Of The
         Securities Exchange Act Of 1934

            For The Quarterly Period Ended MARCH 31, 2005

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

   Yes [ X ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Title of each class of Common Stock     Outstanding at May 13, 2005
   -----------------------------------     --------------------------------
   Common Stock, $0.001 par value                    25,625,622


Transitional Small Business Disclosure Format
(Check one);

Yes [  ] No [ X ]

INDEX

                                     PART I
                              FINANCIAL INFORMATION

Item  1.  Financial  Statements.

     Condensed  Consolidated  Financial  Statements

     Condensed Consolidated Balance Sheets at March 31, 2005 (Unaudited) and June 30, 2004

     Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and nine months ended March 31, 2005 and 2004

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2005 and 2004

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


ITEM 1.  FINANCIAL STATEMENTS

                                        GTC TELECOM CORP.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,       June 30,
                                                                             2005           2004
                                                                     ----------------------------
                                                                       (Unaudited)      (Audited)

ASSETS
  Cash                                                               $     22,956   $     73,572
  Accounts receivable, net of allowance for doubtful accounts of approximately $241,000 and $49,000 at
   March 31, 2005 and June 30, 2004, respectively                         889,771        691,749
  Deposits                                                                 56,672         57,587
  Prepaid expenses                                                         62,530         64,899
                                                                     ----------------------------
    Total current assets                                                1,031,929        887,807

Property and equipment, net                                               456,769        620,471
Other assets                                                               75,933         76,208
                                                                     ----------------------------

    Total assets                                                     $  1,564,631   $  1,584,486
                                                                     ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $  2,896,933   $  1,998,130
  Accrued payroll and related taxes                                       229,487        210,997
  Obligation under capital leases                                          10,604         13,394
  Notes payable                                                         5,815,935      5,868,597
  Deferred income                                                           4,560          4,560
                                                                     ----------------------------
    Total current liabilities                                           8,957,519      8,095,678

Long-term liabilities:
  Obligation under capital leases, net of current portion                  23,687         31,538
  Notes payable, net of current portion                                    32,861         23,565
                                                                     ----------------------------
    Total Liabilities                                                   9,014,067      8,150,781

Commitments and contingencies

Minority interest in consolidated subsidiary                               91,983        112,114

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    23,426,622 and 23,106,622 shares issued and outstanding at
    March 31, 2005 and June 30, 2004, respectively                         23,427         22,107
  Additional paid-in-capital                                            9,370,972      9,208,778
  Note receivable officer                                                 (60,306)       (60,306)
  Accumulated other comprehensive loss                                   (349,407)       (48,136)
  Accumulated deficit                                                 (16,526,105)   (15,800,852)
                                                                     ----------------------------
    Total stockholders' deficit                                        (7,541,419)    (6,678,409)
                                                                     ----------------------------

    Total liabilities and stockholders' deficit                      $  1,564,631   $  1,584,486
                                                                     ============================

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


                                                GTC TELECOM CORP.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND COMPREHENSIVE LOSS
                                                   (UNAUDITED)


                                                          Three Months Ended               Nine Months Ended
                                                              March 31,                         March 31,
                                            ---------------------------------------------------------------------
                                                         2005                 2004         2005          2004
                                            ---------------------------------------------------------------------
Revenues:
  Telecommunications                        $         2,153,735   $        2,393,543   $ 6,085,513   $ 7,972,348
  Internet services                                     136,669              174,663       443,018       568,844
  BPO services                                           47,668               33,022       129,560        42,722
                                            ---------------------------------------------------------------------
    Total revenues                                    2,338,072            2,601,228     6,658,091     8,583,914

Cost of sales:
  Telecommunications                                    904,222              938,484     2,772,196     3,376,774
  Internet services                                      40,676              116,174       139,903       441,705
  BPO services                                           28,728               21,733        86,184        28,117
                                            ---------------------------------------------------------------------
    Total cost of sales                                 973,626            1,076,391     2,998,283     3,846,596
                                            ---------------------------------------------------------------------

Gross profit                                          1,364,446            1,524,837     3,659,808     4,737,318
                                            ---------------------------------------------------------------------

Operating expenses:
  Payroll and related                                   585,271              716,549     1,765,572     2,184,038
  Selling, general, and administrative                  624,404              833,272     1,779,230     2,934,568
                                            ---------------------------------------------------------------------
    Total operating expenses                          1,209,675            1,549,821     3,544,802     5,118,606
                                            ---------------------------------------------------------------------

Operating income/(loss)                                 154,771              (24,984)      115,006      (381,288)

Interest expense, net                                  (270,941)            (421,957)     (851,021)     (842,750)
                                            ---------------------------------------------------------------------

Loss before provision for income taxes
  and minority interest                                (116,170)            (446,941)     (736,015)   (1,224,038)

Provision for income taxes                                1,833               10,203         9,369        12,446
                                            ---------------------------------------------------------------------

Loss before minority interest                          (118,003)            (457,144)     (745,384)   (1,236,484)

Minority interest in loss of consolidated
  subsidiaries, net of taxes                              6,108               16,285        20,131        54,630
                                            ---------------------------------------------------------------------

Net loss available to common stockholders              (111,895)            (440,859)     (725,253)   (1,181,854)

Foreign currency translation adjustment                (144,909)              11,588      (301,271)       13,810
                                            ---------------------------------------------------------------------

Comprehensive loss                          $          (256,804)  $         (429,271)  $(1,026,524)  $(1,168,044)
                                            =====================================================================

Basic and diluted net loss available
  to common stockholders per common
  share                                     $             (0.00)  $            (0.02)  $     (0.03)  $     (0.06)
                                            =====================================================================

Basic and diluted weighted average common
  shares outstanding                                 23,426,622           20,986,759    22,713,575    20,860,922
                                            =====================================================================









    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        GTC TELECOM CORP.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                            Nine Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                            2005           2004
                                                                          ----------------------
Cash Flows From Operating Activities:
Net loss                                                                $ (725,253)  $(1,181,854)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                              82,687        82,688
  Estimated fair market value of stock issued in
    connection with notes payable                                           20,827        56,473
  Depreciation and amortization                                            227,951       219,594
  Bad debt expense                                                         287,304       142,285
  Minority interest in loss of consolidated subsidiaries                   (20,131)      (54,630)
  Amortization of debt discount                                                 --       154,317
  Loss on sale of equipment                                                     --        11,392
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                          (481,767)      109,430
    Accounts payable and accrued expenses                                  901,142     1,131,325
    Accrued payroll and related taxes                                       18,490       (17,461)
    Deferred income                                                             --         1,315
                                                                          ----------------------
Net cash provided by operating activities                                  311,250       654,874
                                                                          ----------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                        (29,463)     (146,464)
                                                                          ----------------------
Net cash used in investing activities                                      (29,463)     (146,464)
                                                                          ----------------------
Cash Flows From Financing Activities:
Proceeds from sale of stock                                                 60,000            --
Principal repayments on notes payable                                      (80,491)   (1,740,261)
Principal payments under capital lease obligations                         (10,641)      (10,484)
Principal borrowings on notes payable, net of fees of $202,000                  --     1,159,500
Proceeds from issuance of stock of subsidiary, net of                           --        69,000
  offering costs of $6,000
Proceeds from exercise of stock options                                         --            25
                                                                          ----------------------
Net cash used in financing activities                                      (31,132)     (522,220)

Effect of exchange rate on cash                                           (301,271)       13,810
                                                                          ----------------------
Net decrease in cash                                                       (50,616)           --

Cash at beginning of period                                                 73,572           500
                                                                          ----------------------
Cash at end of period                                                  $    22,956   $       500
                                                                          ======================



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
Interest                                                               $     6,902   $   296,846
                                                                          ======================

Income taxes                                                           $     9,369   $    12,448
                                                                          ======================




During the nine month period ended March 31, 2005, the Company financed the purchase of equipment totaling $37,125 with notes payable.

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

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly and/or majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of March 31, 2005, the results of operations for the three and nine months ended March 31, 2005 and 2004, and cash flows for the nine months ended March 31, 2005 and 2004.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2004, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 28, 2004. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC - GTC provides various services including, telecommunication services such as long distance and local telephone services, Internet related services, including Internet Service Provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company has negative working capital of $7,925,590, an accumulated deficit of $16,526,105, a stockholders' deficit of $7,541,419, and the Company is in default on several notes payable, including approximately $5 million to MCI (see
Note 5). In addition, through March 31, 2005, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of GTC Telecom Corp. and its subsidiaries, CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At March 31, 2005 and June 30, 2004, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at March 31, 2005 and June 30, 2004 is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $301,271 for the nine months ended March 31, 2005 and a translation gain of $13,810 for the nine months ended March 31, 2004.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost approximating $27,562 is reflected in net loss for each of the three month periods ended March 31, 2005 and 2004, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, for all of its stock-based employee compensation plans.



                                                       Three Months Ended       Nine Months Ended
                                                             March 31,             December 31,
                                                     ------------------------------------------------
                                                        2005         2004       2005          2004
                                                     ------------------------------------------------
Net loss available to common stockholders:
    As reported                                      $(111,895)  $(440,859)  $(725,253)  $(1,181,854)
    Deduct total stock-based employee compensation
     expense determined under fair based method for
     all awards                                        (69,000)    (30,000)   (183,000)     (110,000)
                                                     ----------  ----------  ----------  ------------
    Pro-forma                                        $(180,895)  $(470,859)  $(908,253)  $(1,291,854)
                                                     ==========  ==========  ==========  ============

Basic and diluted net loss available to
  common stockholders per common share
    As reported                                      $   (0.00)  $   (0.02)  $   (0.03)  $     (0.06)
                                                     ==========  ==========  ==========  ============
    Pro-forma                                        $   (0.01)  $   (0.02)  $   (0.04)  $     (0.06)
                                                     ==========  ==========  ==========  ============


LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, no shares were potential additional common shares as of March 31, 2005 and 2004, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and nine months ended March 31, 2005 and 2004, respectively, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

The following table sets forth the computation of basic and diluted loss per common share:




                                                                     Three Months Ended                  Nine Months Ended
                                                                          March 31,                       March 31,
                                                      ---------------------------------------------------------------------
                                                                   2005                 2004         2005          2004
                                                      ---------------------------------------------------------------------
Net loss available to common stockholders             $          (111,895)  $         (440,859)  $  (725,253)  $(1,181,854)
                                                      =====================================================================

Weighted average number of common shares outstanding           23,426,622           20,986,759    22,713,575    20,860,922
Incremental shares from the assumed exercise of
  dilutive stock options and warrants                                  --                   --            --            --
                                                      ---------------------------------------------------------------------
Dilutive potential common shares                               22,426,622           20,986,759    22,713,575    20,860,922
                                                      =====================================================================

Basic and diluted net loss available to common
stockholders per common share                         $             (0.00)  $            (0.02)  $     (0.03)  $     (0.06)
                                                      =====================================================================

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

Small Business Issuers are required to apply SFAS No. 123-R in the first annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after July 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company's present or future financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of March 31, 2005, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of March 31, 2005) and are due on demand. The Company has classified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at March 31, 2005.

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

On August 18, 2004, these two notes, as amended, were combined into one note totaling $816,395, incorporating principal of $725,000 and interest owed of $91,395, and extended to November 30, 2004. In consideration of the extension, the Company agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in August 2004. On May 12, 2005, the Company restructured all amounts due under these notes into a new convertible note, principal amount $1,200,000. The convertible note bears simple interest of twelve (12%) per annum with a term of eighteen (18) months. The convertible note may, at the election of the holder, on the date of the note's maturity, be converted into shares of the Company's common stock at the rate of $0.13 per share.

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

On November 18, 2004, the previously issued note payable of $50,000 was restructured. Pursuant to the restructuring, the Company began repayment of the note January 22, 2005 at the rate of $5,000 per month until all principal and accrued interest are repaid. As of the date of this filing, the Company has made all payments as required under this agreement. The outstanding portions of the note shall continue to accrue simple interest at the rate of 10% per annum. In consideration for the restructuring, the Company agreed to issue the noteholder twenty-five thousand (25,000) shares of the Company's restricted common stock valued at $750 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2004.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of March 31, 2005, the Company has repaid $100,000. The principal balance due at March 31, 2005 is $100,000. The Company is currently past due on this note and is in discussions to restructure the terms of the note.

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

The Company maintains a revolving line of credit of $45,000 ("Equipment Line of Credit") to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $795, including interest at a rate of approximately 14.74%. The total outstanding balance on the revolving line of credit was $29,797 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2005. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of the date of this filing, the Company has repaid $11,000 of the amount borrowed.

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement between MCI and GTC. As of March 31, 2005, the New Note has an outstanding balance of $4,925,437. On March 6, 2005, the Company negotiated a settlement with MCI providing for the full satisfaction of the New Note as well as all other outstanding amounts due MCI in exchange for the payment of $750,000 on or before March 31, 2005 (the "Settlement Amount"). Subsequently, MCI agreed to extend the deadline for the payment of the Settlement Amount until April 30, 2005, provided that the Settlement Amount accrue interest in the amount of $187.50 per day until paid. On April 30, 2005, MCI agreed to further extend the due date for payment of the Settlement Amount until May 15, 2005, which was further extended on May 13, 2005, until May 18, 2005, in exchange for an additional $10,000.

With the exception of the MCI New Note and the Equipment Line of Credit, all of the above notes are unsecured.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

On May 12, 2005, the Company issued 2,400,000 shares of the Company's restricted common stock in connection with the issuance of a convertible note (see Note 5).

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

During the nine months ended March 31, 2005, the Company issued 320,000 shares of the Company's restricted common stock in connection with notes payable (see
Note  5).

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

The Company recorded compensation expense for previously issued "in the money" options of $82,687 and $82,688 in the nine month periods ended March 31, 2005 and 2004, respectively.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Previously, the Company contracted with MCI WorldCom Network Services, Inc. ("MCI") as its underlying carrier. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of its New Note with MCI as well as the Telecommunications Services Agreement and Data Services Agreement ("TSA") between MCI and the Company ("Default"). The total outstanding balance due MCI was approximately $7,656,313 at March 31, 2005, including $4,925,437 due on the New Note, $1,103,927 of accrued interest on the New Note, and $1,626,949 owed on the TSA both of which are included in accounts payable in the accompanying condensed consolidated balance sheet at March 31, 2005. As discussed in Note 5, on March 6, 2005, the Company negotiated a settlement with MCI providing for the full satisfaction of all amounts due MCI in exchange for payment of the Settlement Amount. Failure to pay the Settlement Amount or otherwise successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

In order to minimize service disruptions to the Company's customers, on July 7, 2004, the Company transferred its customer accounts to its alternate supplier, Sprint Communications Company L.P. ("Sprint"). As a result, the Company initially experienced an approximate 16% reduction in its call volumes and corresponding revenues. The Company believes that it has resolved all outstanding technical issues relating to this conversion and continues to market its services in order to re-acquire or add new customers. Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was approximately $255,000 as of March 31, 2005. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

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

Previously, pursuant to an agreement with MCI for the provisioning of the Company's Internet Service Provider Access service, the Company was required to pay the greater of actual incurred usage or a minimum monthly fee. In December 2003, the Company renegotiated its agreement with MCI. Under the terms of the revised agreement, the Company was no longer obligated to monthly minimums. However, the Company was subject to an aggregate usage minimum of $525,000 during the term of the agreement which was set to expire on June 1, 2006. As of March 31, 2005, the Company had accrued $528,000 which is included in accounts payable.

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


NOTE  8  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and nine months ended March 31, 2005 and 2004.


                                       Three Months Ended    Three Months Ended    Nine Months Ended    Nine Months Ended
                                         March 31, 2005        March 31, 2004       March 31, 2005       March 31, 2004
                                      -----------------------------------------------------------------------------------
REVENUES
    Telecommunications and Internet   $         2,290,404   $         2,568,206   $        6,528,531   $        8,541,192
    BPO
       Perfexa-U.S.                                47,668                33,022              129,560               42,722
       Perfexa-India                                   --                    --                   --                   --
                                      -------------------   -------------------   ------------------   ------------------
Total                                 $         2,338,072   $         2,601,228   $        6,658,091   $        8,583,914
                                      ===================   ===================   ==================   ==================
COST OF SALES
    Telecommunications and Internet   $           944,898   $         1,054,658   $        2,912,099   $        3,818,479
    BPO
       Perfexa-U.S.                                28,728                21,733               86,184               28,117
       Perfexa-India                                   --                    --                   --                   --
                                      -------------------   -------------------   ------------------   ------------------
Total                                 $           973,626   $         1,076,391   $        2,998,283   $        3,846,596
                                      ===================   ===================   ==================   ==================
OPERATING INCOME/(LOSS)
    Telecommunications and Internet   $           359,007   $           797,572   $          787,949   $        2,358,435
    BPO
       Perfexa-U.S.                              (241,115)             (533,781)            (730,078)          (1,870,815)
       Perfexa-India                               36,879              (288,775)              57,135             (868,908)
                                      -------------------   -------------------   ------------------   ------------------
         Total                        $           154,771   $           (24,984)  $          115,006   $         (381,288)
                                      ===================   ===================   ==================   ==================
CAPITAL EXPENDITURES
    Telecommunications and Internet   $            16,239   $            27,250   $           40,849   $          132,207
    BPO
       Perfexa-U.S.                                 1,293                    --                1,293                7,864
                                      -------------------   -------------------   ------------------   ------------------
Perfexa-India                                          --                37,705               24,446              153,282
                                      -------------------   -------------------   ------------------   ------------------
Total                                    $            17,532   $            64,955   $           66,588   $          293,353
                                      ===================   ===================   ==================   ==================

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                                     March 31, 2005   June 30, 2004
                                     -------------------------------
ASSETS

    Telecommunications and Internet  $     1,109,428  $    1,002,223
    BPO
       Perfexa-U.S.                           27,835          28,549
       Perfexa-India                         427,368         553,714
                                     -------------------------------
         Total                       $     1,564,631  $    1,584,486
                                     ===============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, fluctuations in foreign currency, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL  OVERVIEW

The Company's principal line of business is to provide local, long distance and value-added services for small and medium-sized businesses and residential customers throughout the United States. The Company's strategy has been to build a subscriber base without committing capital or management resources to construct its own network and transmission facilities. This strategy has allowed the Company to add customers without being limited by capacity, geographic coverage, or configuration of any particular network that the Company might have developed.

The Company provides a number of Internet related services such as Internet access via Dial-Up and Digital Subscriber Line. The Company's services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and its own sales force.

As stated, the Company provides a number of telecommunications, Internet, and BPO services. The Company's revenues consist of revenues from the sale of these services. Telecommunication revenues are generated primarily from monthly recurring charges for local service and when customers make long distance telephone calls from their business or residential telephones. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

Cost of sales include telecommunications service costs and the costs of providing Internet access, and BPO services. Long distance telecommunications service costs paid by the Company are based on the Company's customers' long distance usage. Local telecommunications service costs are paid by the Company on a per line basis. The Company pays its carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of the Company's contract in effect at the time of the call. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third party verification), customer service, billing, cost of information systems and personnel required to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES - Revenues decreased by $263,156 or 10.1% to $2,338,072 in the three months ended March 31, 2005 from $2,601,228 in the three months ended March 31, 2004. The decrease was due to a decrease in telecommunications revenues of $239,808 and a decrease in Internet revenues of $37,994, offset partially by the increase in BPO revenues of $14,646. As of March 31, 2005, the Company had 89,190 long distance customers and 3,780 Internet customers, with usage of long distance services of approximately 25,312,000 minutes for the three months ended March 31, 2005 as compared with 77,421 long distance customers and 6,004 Internet customers as of March 31, 2004, with usage of long distance services of approximately 39,167,000 minutes for the three months ended March 31, 2004. As compared to the second quarter ended December 31, 2004, net revenues increased 3.9% to $2,338,072 from $2,251,386. Revenue from the sale of telecommunication services for the third quarter ended March 31, 2005 were $2,153,735 as compared to $2,079,193 for the second quarter ended December 31, 2004.

Management believes that the reduction in minutes is a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties the Company recently experienced as a result of its change in underlying providers may have contributed to this reduction in minutes (see Change In Primary Supplier below). In an effort to increase revenue, the Company has initiated affinity marketing relationships with various marketing organizations.

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in several states including California, Florida, Georgia, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. The Company recently began offering service in Florida, Georgia, North Carolina, and Texas and is in the process of expanding its local service offerings. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the quarter ended December 31, 2003, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. Perfexa generated third-party revenues of $47,668 and $33,022 for the three months ended March 31, 2005 and 2004, respectively.

COST OF SALES - Cost of sales decreased by $102,765 or 9.5% to $973,626 in the three months ended March 31, 2005 from $1,076,391 in the three months ended March 31, 2004. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $94,032, offset partially by the increase in carrier costs associated with the increase in the Company's cost of providing telecommunications service of $59,770 (see Change In Primary Supplier below and to the Company's new local phone services which will have a higher cost as compared to the Company's long distance products) for the three months ended March 31, 2005 (see Change In Primary Supplier below). In addition, for the three months ended March 31, 2005, the costs associated with Internet services decreased $75,498 and the costs associated with BPO services increased $6,995. As a percentage of revenue, cost of sales increased to 41.6% from 41.4%, primarily as a result of the increase in telecommunications cost of sales as a percentage of telecommunications revenues to 42.0% in the three months ended March 31, 2005 from 39.2% in the three months ended March 31, 2004

(see Change In Primary Supplier below), offset partially by the decrease in internet cost of sales as a percentage of internet revenues to 29.8% in the three months ended March 31, 2005 from 66.5% (due to monthly minimum purchase requirements with MCI) in the three months ended March 31, 2004. This results in a gross margin of 58.4% as compared to 58.6% for the three months ended March 31, 2005 and 2004, respectively.

Perfexa incurred third-party cost of sales of $28,728 and $21,733 for the three months ended March 31, 2005 and 2004, respectively.

OPERATING EXPENSES - Operating expenses decreased by $340,146 or 21.9% to $1,209,675 in the three months ended March 31, 2005 from $1,549,821 in the three months ended March 31, 2004 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the three months ended March 31, 2005 were comprised primarily of $245,227 in payroll and related expenses paid to employees; billing related costs of $163,515; rent of $36,162; bad debt of $184,615; depreciation expense of $24,076; amortization of previously issued options to employees valued at approximately $27,562; and $305,342 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended March 31, 2005 were comprised primarily of $340,044 in payroll and related expenses paid to employees; rent of $63,785; depreciation expense of $47,929; and $(228,582) of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

Operating expenses, individually net of Perfexa related costs, for the three months ended March 31, 2004 were comprised primarily of $418,329 in payroll and related expenses paid to employees; billing related costs of $171,389; rent of $41,478; bad debt of $32,354; depreciation expense of $31,998; amortization of previously issued options to employees valued at approximately $27,563; and $(7,135) of other operating expenses, primarily corporate expense allocations, sales commissions, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended March 31, 2004 were comprised primarily of $298,220 in payroll and related taxes paid to employees; rent of $61,158; depreciation expense of $44,916; and $429,551 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense decreased by $151,016 to $270,941 for the three months ended March 31, 2005 from $421,957 for the three months ended March 31, 2004. The decrease was primarily due to the interest owed on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $1,104,000 owed on default of the WorldCom note.

NET LOSS - Net loss decreased $328,964 to $111,895 or $0.00 per common share for the three months ended March 31, 2005, from a net loss of $440,859, or $0.02 loss per common share, for the three months ended March 31, 2004.

ASSETS AND LIABILITIES - Assets decreased by $19,855 to $1,564,631 as of March 31, 2005 from $1,584,486 as of June 30, 2004. The decrease was due to net decreases in cash of $50,616, deposits of $915, prepaid expenses of $2,369, other assets of $275, and property and equipment of $163,702, net of an increase in accounts receivable of $198,022. Liabilities increased by $863,286 to $9,014,067 as of March 31, 2005 from $8,150,781 as of June 30, 2004. The increase was due to increases in accounts payable and accrued expenses of $898,803, primarily for amounts owed to WorldCom (associated with customer usage and accrued interest), and payroll and payroll related liabilities of $18,490; net of decreases in obligations under capital lease of $10,641, and notes payable of $43,366 due primarily to principal repayments, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $863,010 to $7,541,419 as of March 31, 2005 from $6,678,409 as of June 30, 2004. The increase was attributable to a net loss of $725,253 in the nine months ended March 31, 2005, and a cumulative translation adjustment of $301,271; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $82,687; the fair market value of stock issued pursuant to notes payable of $20,827, and the proceeds from the sale of stock of $60,000.

NINE  MONTHS  ENDED  MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

REVENUES - Revenues decreased by $1,925,823 or 22.4% to $6,658,091 in the nine months ended March 31, 2005 from $8,583,914 in the nine months ended March 31, 2004. The decrease was due to a decrease in telecommunications revenues of $1,886,835 and a decrease in Internet revenues of $125,826, offset partially by the increase in BPO revenues of $86,838. As of March 31, 2005, the Company had 89,190 long distance customers and 3,780 Internet customers, with usage of long distance services of approximately 82,576,000 minutes for the nine months ended March 31, 2005 as compared with 77,421 long distance customers and 6,004 Internet customers as of March 31, 2004, with usage of long distance services of approximately 122,134,000 minutes for the nine months ended March 31, 2004.

Management believes that the reduction in minutes is a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties the Company recently experienced as a result of its change in underlying providers may have contributed to this reduction in minutes (see Change In Primary Supplier below). In an effort to increase revenue, the Company has initiated affinity marketing relationships with various marketing organizations and charitable groups.

The Company is also continuing its efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). The Company has recently obtained licenses in several states including California, Florida, Georgia, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. The Company recently began offering service in Florida, Georgia, North Carolina, and Texas and is in the process of expanding its local service offerings. Future plans are to provide local services in most of the major states throughout the country. The Company anticipates that by providing CLEC services, it will be able to offer its own bundled services and thereby reverse the recent attrition of its telecommunications customer base.

Additionally, the Company is continuing to focus on developing third party revenue for its Perfexa subsidiary. During the quarter ended December 31, 2003, the Company began widespread marketing of its BPO services to third parties and has begun securing client contracts for these services. Perfexa generated third-party revenues of $129,560 and $42,722 for the nine months ended March 31, 2005 and 2004, respectively.

COST OF SALES - Cost of sales decreased by $848,313 or 22.1% to $2,998,283 in the nine months ended March 31, 2005 from $3,846,596 in the nine months ended March 31, 2004. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $799,189, offset partially by increased carrier costs associated with the increase in the Company's cost of providing telecommunications service of $194,611 for the nine months ended March 31, 2005 (see Change In Primary Supplier below and to the Company's new local phone services which will have a higher cost as compared to the Company's long distance products). In addition, for the nine months ended March 31, 2005, the costs associated with Internet services decreased $301,802 and the costs associated with BPO services increased $58,067. As a percentage of revenue, cost of sales increased to 45.0% from 44.8%, primarily as a result of the increase in telecommunications cost of sales as a percentage of telecommunications revenues to 45.6% in the nine months ended March 31, 2005 from 42.4% in the nine months ended March 31, 2004 (see Change In Primary Supplier below), offset partially by the decrease in internet cost of sales as a percentage of internet revenues to 31.6% in the nine months ended March 31, 2005 from 77.6% (due to monthly minimum purchase requirements with MCI) in the nine months ended March 31, 2004. This results in a gross margin of 55.0% as compared to 55.2% for the nine months ended March 31, 2005 and 2004, respectively.

Perfexa incurred third-party cost of sales of $86,184 and $28,117 for the nine months ended March 31, 2005 and 2004, respectively.

OPERATING EXPENSES - Operating expenses decreased by $1,573,804 or 30.7% to $3,544,802 in the nine months ended March 31, 2005 from $5,118,606 in the nine months ended March 31, 2004 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the nine months ended March 31, 2005 were comprised primarily of $769,936 in payroll and related expenses paid to employees; billing related costs of $497,704; rent of $118,539; bad debt of $287,304; depreciation expense of $88,003; amortization of previously issued options to employees valued at approximately $82,687; and $984,310 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the nine months ended March 31, 2005 were comprised primarily of $995,636 in payroll and related expenses paid to employees; rent of $190,933; depreciation expense of $139,948; and $(610,198) of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

Perfexa related operating expenses for the nine months ended March 31, 2004 were comprised primarily of $995,323 in payroll and related taxes paid to employees; rent of $182,345; depreciation expense of $127,230; and $1,449,430 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

INTEREST EXPENSE - Net interest expense increased by $8,271 to $851,021 for the nine months ended March 31, 2005 from $842,750 for the nine months ended March 31, 2004. The increase was primarily due to the interest owed on notes payable, and the interest owed on outstanding balances due to WorldCom, including accrued interest of approximately $1,104,000 owed on default of the WorldCom note.

NET LOSS - Net loss decreased $456,601 to 725,253 or $0.03 loss per common share for the nine months ended March 31, 2005, from a net loss of $1,181,854, or $0.06 loss per common share, for the nine months ended March 31, 2004.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - The Company does not have sufficient cash to fund its outstanding debts and contingent liabilities. Over the past year, the Company has relied upon short-term financings to meet its cash requirements. Currently, the Company has short-term debt of $5,815,935. The Company will need to either restructure this debt on more favorable terms or increase revenues in order to meet these obligations. Additionally, as a result of the Conversion, the Company has experienced a 16% decline in revenues. As a result, the Company may not have sufficient cash flow to fully support daily operations and will need to increase revenues and customers or acquire alternate financing.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $311,250 for the nine months ended March 31, 2005 was primarily due to net loss of $725,253, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $901,142, and accrued payroll and related taxes of $18,490, and a decrease in accounts receivable and other current assets of $481,767; and minority interest of $20,131; offset partially by the amortization of previously issued options vesting to employees in the current period of $82,687; the fair market value of stock issued in connection with a note payable of $20,827; depreciation and amortization expense of $227,951; and the increase in bad debt expense related to accounts receivable of $287,304.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $29,463 for the nine months ended March 31, 2005 funded purchases of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash used in financing activities of $31,132 in the nine months ended March 31, 2005 was primarily due to principal repayments on notes payable of $80,491, and principal repayments under capital lease obligations of $10,641, offset partially by proceeds from sale of stock of $60,000.

INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon its parent, GTC Telecom Corp. for funding and for administrative services required in the development of its business plan. Perfexa is obligated to reimburse GTC for such advances and its share of such expenses. As of March 31, 2005, the Company has advanced Perfexa-U.S. $4,770,390 in cash and equipment, of which $661,504 was for the purchase of equipment and $4,108,886 for operating expenses. In addition, the Company has allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

Pursuant to a Master Services Agreement between Perfexa-US and GTC, Perfexa provides call center and IT development services to GTC on a cost plus 5% basis. As of March 31, 2005, Perfexa-U.S. has billed GTC $2,274,766 for such services during the nine months then ended.

As of March 31, 2005, Perfexa-U.S. owes GTC $4,414,227, net of $161,900 repaid by Perfexa-U.S. from funds raised and $2,274,766 in amounts billed for services rendered.

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

On August 18, 2004, these two (2) notes, as amended, were combined into one note totaling $816,395, incorporating principal of $725,000 and interest owed of $91,395, and extended to November 30, 2004. In consideration of the extension, the Company agreed to pay an additional $73,350 in interest and issue an additional 250,000 shares of the Company's restricted common stock valued at $17,133 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in August 2004. On May 12, 2005, the Company restructured all amounts due under these notes into a new convertible note, principal amount $1,200,000. The convertible note bears simple interest of twelve (12%) per annum with a term of eighteen (18) months. The convertible note may, at the election of the holder, on the date of the note's maturity, be converted into shares of the Company's common stock at the rate of $0.13 per share.

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

On November 18, 2004, the previously issued note payable of $50,000 was restructured. Pursuant to the restructuring, the Company began repayment of the note January 22, 2005 at the rate of $5,000 per month until all principal and accrued interest are repaid. As of the date of this filing, the Company has made all payments as required under this agreement. The outstanding portions of the note shall continue to accrue simple interest at the rate of 10% per annum. In consideration for the restructuring, the Company agreed to issue the noteholder twenty-five thousand (25,000) shares of the Company's restricted common stock valued at $750 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in November 2004.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note is to be repaid plus interest of $21,333 upon maturity at April 8, 2004. In the event of default, the investor shall be entitled to 100,000 shares of the Company's restricted common stock. In addition, the Company issued to the third party 40,000 shares of the Company's restricted common stock valued at $4,305 (based on the market price on the date of grant and the related pro-rata value of the common stock). The Company recorded the value of the common stock to interest expense in December 2003. On May 17, 2004, the note, as amended, was extended to July 19, 2004. In consideration of the extension, the Company agreed to pay an additional $18,667 in interest and issue an additional 200,000 shares of the Company's restricted common stock valued at $22,000 (based on the market price on the date of grant). The Company recorded the value of the common stock to interest expense in May 2004. As of March 31, 2005, the Company has repaid $100,000. The principal balance due at March 31, 2005 is $100,000. The Company is currently past due on this note and is in discussions to restructure the terms of the note.

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

On September 30, 2002, and amended on May 30, 2003, the Company renegotiated a previous note payable due to MCI into a new note payable (the "New Note"). As of June 30, 2004, the New Note has an outstanding balance of $4,925,437. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of the above note as well as the Telecommunications Services Agreement and Data Services Agreement ("TSA") between MCI and GTC. The total outstanding balance due MCI was approximately $7,656,313 at March 31, 2005, including $4,925,437 due on the New Note, $1,103,927 of accrued interest on the New Note, and $1,626,949 owed on the TSA both of which are included in accounts payable in the accompanying condensed consolidated balance sheet at March 31, 2005. On March 6, 2005, the Company negotiated a settlement with MCI providing for the full satisfaction of the New Note as well as all other outstanding amounts due MCI in exchange for the payment of $750,000 on or before March 31, 2005 (the "Settlement Amount"). Subsequently, MCI agreed to extend the deadline for the payment of the Settlement Amount until April 30, 2005, provided that the Settlement Amount accrue interest in the amount of $187.50 per day until paid. On April 30, 2005, MCI agreed to further extend the due date for payment of the Settlement Amount until May 15, 2005, which was further extended on May 13, 2005, until May 18, 2005, in exchange for an additional $10,000. Failure to pay the Settlement Amount or otherwise successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

The Company maintains a revolving line of credit of $45,000 ("Equipment Line of Credit") to finance the purchase of computer equipment. The revolving line of credit provides for the Company to make monthly payments of $795, including interest at a rate of approximately 14.74%. The total outstanding balance on the revolving line of credit was $29,797 and is included in notes payable in the accompanying consolidated balance sheet at March 31, 2005. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

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

Perfexa currently provides customer service for the Company's approximately 93,000 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

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

BONUS  POOL  PLAN

On January 5, 2005, the Board of Directors approved the establishment of a bonus pool plan (the "Bonus Plan") to incentivize its executive officers and employees in an effort to increase the Company's profitability and productivity. Pursuant to the Bonus Plan, upon reaching revenue goal milestones as set forth below, executives and employees of the Company would be entitled to share in the corresponding bonus pool. Individual distributions from the pool, if any, would be recommended by the officers of the Company, subject to final approval by the Board of Directors.

Bonus Pool Amount
Quarter                        Revenue Goal   Executives     Non-Executives
---------------------------------------------------------------------------
1st Quarter ending 3/31/05     $2.5 Million   $      30,000  $    30,000
2nd Quarter ending 6/30/05     $3.15 Million  $      45,000  $    45,000
3rd Quarter ending 9/30/05     $4.0 Million   $      60,000  $    60,000
4th Quarter ending 12/31/05    $5.0 Million   $      75,000  $    75,000

As of the date of this report, no distributions have been made pursuant to the Bonus Pool Plan.

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

REVENUE AND RELATED COST RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

     TELECOMMUNICATIONS  RELATED  SERVICES

     The Company's telecommunications service revenues are generated primarily from when customers make long distance telephone calls from their business or residential telephones for long distance service, monthly recurring charges for local service, or by using any of the Company's telephone calling cards.

     Telecommunication services cost of sales consists of the cost of long distance service provided by Sprint based on usage and on a per line basis for local service.

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

Small Business Issuers are required to apply SFAS No. 123-R in the first annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after July 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On May 12, 2005, the Company issued the following unregistered securities: (i) $1,200,000 principal amount of the Company's convertible note (the "Note") and 2,400,000 shares of the Company's "restricted" common stock. The Note bears simple interest of twelve (12%) per annum with a term of eighteen (18) months. The Note may, at the election of the holder, on the date of the Note's maturity, be converted into shares of the Company's common stock at the rate of $0.13 per share. The issuance was an isolated transaction not involving a public offering conducted without general solicitation to "accredited investors" pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933.

Except as noted above, there have been no other issuances of unregistered securities during the period covered by this Report except as previously disclosed on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As previously discussed, at March 31, 2004, the Company has a note payable to WorldCom in the amount of $4,925,437. At the time of this filing, the Company is $375,000 in arrears on payments due. The Company has been negotiating with WorldCom as to resolution of this matter. On March 6, 2005, and as subsequently amended, the Company negotiated a settlement with MCI providing for the full satisfaction of the note payable as well as all other outstanding amounts due MCI in exchange for the payment of $750,000, plus interest at the rate of $187.50 per day from March 31, 2005 until May18, 2005, plus $10,000. Failure to pay the Settlement Amount or otherwise successfully restructure the amounts due MCI will have a material adverse effect on the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended March 31, 2005.

ITEM 5. OTHER INFORMATION

On May 12, 2005, GTC Telecom Corp. (the "Company" or "GTC") entered into a Subscription Agreement with the Rapaport Family Trust (the "Purchaser") for the sale of securities (the "Securities") consisting of $1,200,000 principal amount in a convertible note, and shares of the Company's Common Stock. Please see
Item 2, above, of this Report for a detailed description of the Securities. Pursuant to the terms of the Subscription Agreement, the Note was issued at a fifteen percent (15%) original issue discount bearing interest of 12% per annum. The Securities were issued as full satisfaction of all prior notes and agreements entered into between GTC and Purchaser.

Purchaser was previously the purchaser of various notes and securities of the Company. With the exception of the above, there are no other material relationships between the Company or its affiliates and the Purchaser other than in respect to the material definitive agreement.


ITEM 6. EXHIBITS

Exhibits

10.1 Lease dated March 1, 2005 by and between the Company and Southern California Sunbelt Developers, Inc. for
         Suite P-3, Costa Mesa, CA 92626.

10.2 Lease dated March 1, 2005 by and between the Company and Southern California Sunbelt Developers, Inc. for
         Suite K-103, Costa Mesa, CA 92626.

10.3 Subscription Agreement dated May 13, 2005 by and between the Company and the Rapaport Family Trust

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



                              GTC TELECOM CORP.


                              By: /s/ S. Paul Sandhu
                              S. Paul Sandhu
                              Chief Executive Officer
                              (Principal Executive Officer)

                              By: /s/ Gerald A. DeCiccio
                              Gerald A. DeCiccio
                              Chief Financial Officer
                              (Principal Accounting Officer)


Dated: May 16, 2005