Form 10KSB
period 2005-06-30
GTC TELECOM CORP
filed 2005-09-28
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended JUNE 30, 2005

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


            3151 AIRWAY AVE., SUITE P-3. COSTA MESA, CALIFORNIA 92626
               (Address of Principal Executive Offices) (Zip Code)

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

Yes  __X__     No  _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its most recent fiscal year.     $9,022,850

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $3,095,746

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 29,625,622

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

Item 11         Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder
                 Matters.

Item 12         Certain Relationships and Related Transactions.

Item 13         Exhibits and Reports on Form 8-K.

Item 14         Principal Accountant Fees and Services.

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

Overview

     We are a provider of various services including, telecommunication services such as local and long distance telephone services, Internet related services, and business process outsourcing ("BPO") services. We were organized as a Nevada Corporation on May 17, 1994 and are currently based in Costa Mesa, California. Our common stock trades on the NASDAQ's OTC Bulletin Board under the symbol "GTCC."

     Our services consist of the following:

Telecommunications Related Services

     We are currently licensed in every state (except Alaska) and the District of Columbia to provide long distance telecommunications services. We primarily service small and medium sized businesses and residential customers throughout the United States and have positioned ourselves to be a low-cost provider in the marketplace. To date, we have operated as a switchless(1), nonfacilities-based reseller of long distance services. By committing to purchase large usage volumes from national carriers such as Sprint, pursuant to contract tariffs(2), we have been able to procure substantial discounts and offer low-cost, high-quality long distance services to our customers at rates at or below current standard industry levels.

     We provide long distance telephone service under a variety of plans. These include outbound service, inbound toll-free 800 service and calling card service. We are also continuing our efforts to expand our service offerings to provide local telephone service by becoming a Competitive Local Exchange Carrier ("CLEC"). We have recently obtained licenses in several states including California, Florida, Georgia, Kentucky, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. We recently began offering service in Florida, Georgia, Kentucky, North Carolina, and Texas and are in the process of expanding our local service offerings. Future plans are to provide local services in most of the major states throughout the country. We anticipate that by providing CLEC services, we will be able to offer our own bundled services and thereby reverse the recent attrition of our telecommunications customer base. Recently, however, the Federal Court of Appeals for the District of Columbia, overturned rules regulating rates which incumbent local exchange carriers charge competitive local exchange carriers such as the Company. Consequently, incumbent local exchange carriers such as SBC, Bellsouth and Verizon are no longer legally required to offer us certain network elements which we require to offer local service. However, we have been able to negotiate commercial agreements with SBC and Bellsouth for the provisioning of such service at rates which we believe are acceptable.

 Internet Related Services

     We also operate as an Internet Service Provider, offering dial-up access at speeds up to 56kps and Digital Subscriber Line (DSL) service. These services are available to both consumer and business users. Our Internet related services are billed using the same methods as those used for billing our telecommunication services. Our Internet related services are provided pursuant to contracts with third-party providers, who remain competitors with us. By contracting with third-party providers to purchase large quantities of usage volumes, we are able to secure significant discounts, which then allows us to offer these services to our end-users at rates equal to or less than our competitors.

Business Process Outsourcing Services

     In 2002 we began exploring various options to reduce our labor and overhead costs as well as explore new markets. We determined that by developing a call center and Information Technology ("IT") development center in India, we could take advantage of India's highly skilled but vastly lower labor and operating costs thereby allowing for the reduction of a significant portion of our operating overhead. Despite significant start-up costs associated with the development of our outsourcing subsidiary, we believe that these operations will result in significant savings for us. Additionally, our outsourcing operations were designed to provide additional revenue opportunities for us in the Business Process Outsourcing Services market (see below). Our domestic outsourcing operations are conducted through our majority owned subsidiary, Perfexa Solutions, Inc., which we call Perfexa-U.S. Perfexa-U.S.'s subsidiary, Perfexa Solutions Private Limited, a corporation formed under the laws of the Republic of India ("Perfexa-India") manages and operates our call center and IT development center in New Delhi, India. We will collectively refer to both Perfexa-U.S. and Perfexa-India as Perfexa in this Annual Report.

______________________________
1) Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.
2) Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.

     Our Perfexa operations provide inbound, as well as outbound call center management solutions, IT management solutions and business operations management solutions. Perfexa's solution is to capitalize on India's highly educated, English speaking workforce and utilize the inherent cost and labor availability advantages within India to dramatically improve the cost and quality of the customer care experience. Future plans are to expand into other low cost countries as business develops.

     Perfexa currently provides customer service for our approximately 93,000 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for our customer care needs and the integration of our customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

Competition

Telecommunication Services

     The local and long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants, including AT&T Corp., Sprint, local exchange carriers such as Verizon and SBC Communications, and other national and regional carriers. Competition in the telecommunications business is based upon pricing, customer service, billing services and perceived quality. We compete against various national and regional carriers that are composed of both facilities-based providers (those that carry local and long distance traffic on their own equipment) and switchless resellers (those that resale long distance carried by facilities-based providers or lease local telephone lines and switching equipment from incumbent local carriers) offering essentially the same services as us. Several of our competitors are substantially larger and have greater financial, technical and marketing resources. We believe that we are able to compete with these competitors by providing high quality service at the lowest price possible.

     We believe that the pricing strategies and cost structures of the major carriers have resulted historically in their charging higher rates to the residential and small-to-medium sized business customer. Smaller customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. By committing to large volumes of traffic, we guarantee traffic to the major long distance carrier while relieving the major long distance carrier of the administrative burden of qualifying and servicing large numbers of small-to-medium-sized accounts. To be successful, we believe that we must have lower overhead costs and be able to efficiently market the long distance product, process orders, verify credit and provide customer service to a large number of accounts. Although we believe we have human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors. There can be no assurances that we will be able to compete successfully in these markets.

     Our long distance traffic is currently carried by Sprint Communications, Inc. which provides our underlying long distance network. Sprint remains a competitor of ours for the provisioning of telecommunications services.

     The Telecommunications Act of 1996 is intended to introduce more competition to U.S. telecommunications markets. The legislation opens the local services market by requiring local exchange companies to permit interconnection to their networks and establishing, among other things, their obligations with respect to access, resale, number portability, dialing parity, access to rights-of-way and mutual compensation. The legislation also codifies local exchange carriers' equal access and nondiscrimination obligations and preempts most inconsistent state regulation. The legislation also contains special provisions that eliminate restrictions on the Regional Bell Operating Companies ("RBOCs") providing long distance services, which means that we face competition for providing long distance services from well capitalized, well known companies that prior to this time could not compete in long distance service.

Internet Related Services

     The market for Internet-based online services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of Internet Service Providers and online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry, and we expect that competition will continue to intensify. Many of our current and potential competitors such as Earthlink, Yahoo, AOL, and Microsoft Network have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than us.

     We believe that our Internet Related Services are marketed at competitive rates and provide quality and services comparable to our competitors.

Business Process Outsourcing Services

     IT Outsourcing. Electronic Data Systems Corporation (EDS) is one of the largest IT outsourcer. Given the strength of the company's competition, maintaining its sizable market share is not easily accomplished; EDS's most formidable competitor in terms of revenue generation is IT outsourcing giant IBM Global Services, which captured 14% of the segment's market share in 2000. Other competitors include Computer Sciences Corporation, Unisys, Affiliated Computer Systems (ACS), CGI Group Inc. and Science Applications International Corporation
(SAIC).

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

     Value-added services is one of the key advantages that Perfexa expects to have. By leveraging a highly educated and cost-effective team in India, this advantage is expected to reduce customers' business operating costs by 40% to 50% lower than onshore outsourcing providers. To be successful, Perfexa will offer a distinct value proposition to the client---significant savings by converting fixed employee costs to flexible, variable costs while avoiding large capital expenditures required to implement and maintain call center technologies. The challenge that Perfexa may face is whether they will be able to provide high quality service at a cost savings while at the same time be both profitable and lower-priced than their competitors. There can be no assurances that Perfexa will be able to compete successfully in these markets.

Customer Attrition

     We believe that a high level of customer attrition is a characteristic of the domestic residential long distance, local and Internet related industries. Attrition is attributable to a variety of factors, including the termination of customers by us for non-payment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and the issuance of cash or other forms of incentives. Such attrition could have a material adverse effect upon our future results of operations and financial conditions.

Dependence on Key Customers

     We are not dependent on any single customer for a significant portion of our annual sales. Our customer base changes on a continuous basis, as new customers are added or old customers removed.

Major Suppliers

     We do not own our own long distance network and currently depend upon Sprint Communications Company L.P. to provide for the transmission of phone calls by our customers and to provide the call detail records upon which we base our customer's billings. Pursuant to the terms of our agreement with Sprint, as amended, we are obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which we fail to meet our monthly minimum, we would be liable for 25% of the difference between our actual usage and the stated minimum. We may terminate the agreement upon 90 days written notice provided that we pay a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if we terminate for convenience or by default of us prior to the expiration date which was approximately $194,000 as of June 30, 2005. Sprint may terminate the agreement upon 30 days written notice and then only in the event that we are in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

     The termination of our contract with Sprint, the loss of telecommunications services provided by Sprint, or a reduction in the quality of service we receive from Sprint would materially harm our business. In addition, the accurate and prompt billing of our customers is dependent upon the timeliness and accuracy of call detail records provided to us by Sprint. Our business would be harmed if Sprint's call detail records are inaccurate or are not timely delivered.

     In the event that the services provided by Sprint to us were discontinued, we believe that we would be able to identify alternate suppliers that would be able to provide us with sufficient levels of services at terms similar to those of Sprint. Although we have the right to switch our current customers to an alternate underlying carrier, our customers have the right to discontinue their service with us at any time. Accordingly, the termination or non-renewal of our contract tariffs with Sprint or the loss of telecommunications services from Sprint may adversely effect our business.

     We do not have our own local telephone network. We currently lease local telephone lines and switching equipment from incumbent local exchange carriers such as SBC and Bellsouth. Previously, these carriers were required by law to lease us local lines and switching services at regulated rates. Recently, court decisions and FCC regulations have eliminated the local carriers' legal obligation to provide us with switching services at regulated rates. Consequently, we have entered into multi-year contracts with SBC and Bellsouth for the continued provisioning of these services to us at negotiated rates. Although these rates are higher than those previously offered, we believe that we can continue to economically offer service to our end-users at favorable rates. In the event that the services provided by these local exchange carriers were discontinued, we would be unable, absent significant capital expenditures, to continue providing local service. Currently, these services do not comprise a material portion of our operations.

     We do not have our own Internet Network. Currently, we provide our Internet Service Provider Access services pursuant to agreements with third party companies for the provisioning of our Internet Service Provider Access service. We are not obligated to any monthly minimums under these agreements. Although we believe that our relationship with our third-party providers is strong and should remain so with continued contract compliance, the termination of our contract with our underlying provider, the loss of Internet services provided by this company, or a reduction in the quality of service we receive from this company could have an adverse effect on our internet operations. In the event that an underlying provider was to discontinue its service to us, we believe, based upon discussions that we have had with other Internet service providers, that we could negotiate and obtain contracts with Internet service providers at comparable rates.

Regulation

     The provisioning of our communications services is subject to extensive government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the FCC could materially adversely affect our financial condition or results of operations, particularly if those policies make it more difficult for us to obtain service from Sprint or other long distance companies at competitive rates, or otherwise increase the cost and regulatory burdens of marketing and providing service. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on our business or financial condition or results of operations.

Federal

     We are classified by the FCC as a nondominant carrier. After the prior reclassification of AT&T as nondominant, only the local exchange carriers are classified as dominant carriers among domestic carriers. The FCC generally does not exercise direct oversight over charges for service of nondominant carriers, although it has the statutory power to do so. Nondominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including nondominant carriers, for failure to comply with its statutory obligations. Nondominant carriers are required to publish and make available service agreements listing their rates, terms and conditions of service. The FCC also has the authority to impose more stringent regulatory requirements on us and change our regulatory classification from nondominant to dominant. In the current regulatory atmosphere, we believe, however, that the FCC is unlikely to do so.

     The FCC imposes only minimal reporting requirements on nondominant resellers, although we are subject to certain reporting, accounting and record-keeping obligations.

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

State

     We are subject to varying levels of regulation in the states in which we currently provide local or intrastate telecommunications services. The vast majority of the states require us to apply for certification to provide local or intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing such service. The vast majority of states also require us to file and maintain detailed tariffs listing our rates for local and intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

     As we expand our efforts to provide local and long distance services, we will have to remain attentive to relevant federal and state regulations. FCC rules prohibit switching (also commonly known as "Slamming") of a consumer's service provider without the consumer's consent and specify how that consent can be obtained. Most states have consumer protection laws that further define the framework within which our marketing activities must be conducted. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of direct marketing efforts.

     We are not currently subject to any State or Federal regulation with respect to our Internet related services. However, there can be no assurances that we will not be subject to such regulations in the future. We are not aware of any pending legislation that would have a material adverse effect on our operations.

     Our domestic BPO operations are not currently subject to any State or Federal regulations. However, our Perfexa-India operations are regulated by the policies of the Indian government. Indian law regulates call center activities requiring the registration of call centers with the Indian Department of Telecommunications. Our Perfexa-India subsidiary has obtained all required permits and licenses to operate its call center. Pursuant to such licenses, however, we must notify and obtain permission from the Indian DOT prior to expansion of our call center. Additionally, in times of war, the Indian government may have the power to appropriate Perfexa-India's facilities.

Patents, Trademarks, Licenses

     We have registered service marks for our Perfexa Solutions business. However, we do not depend upon any other patents or trademarks to conduct our business. We are required to hold licenses with the Federal Communication Commission for the operation of our telecommunication services. We are also required to hold licenses in the states in which we provide intrastate long distance services. Currently, we are licensed in every state (except Alaska) and the District of Columbia to provide intrastate services and hold licenses in nineteen states to provide local service. Our federal and state telecommunication licenses are of indefinite length and will remain effective so long as we comply with all Federal and State regulations.

Cost of Compliance with Environmental Regulations

     We currently have no costs associated with compliance with environmental regulations. However, there can be no assurances that we will not incur such costs in the future.

Number of Employees

     As of June 30, 2005, we employed approximately 25 people on a full time basis in the United States and our subsidiary employs approximately 200 people on a full time basis in India.

                                  RISK FACTORS

OUR COMPANY IS SUBJECT TO VARIOUS RISKS WHICH MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT WE FACE. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

     WE CURRENTLY DO NOT HAVE SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ALL OF OUR MONTHLY OPERATING REQUIREMENTS. Currently, billings from accounts receivable are sufficient to meet our monthly operating requirements. However, the amounts actually collected from our customers is not sufficient to fully pay
all of our monthly operating expenses.   With our recent entry into the local
telephone market, an increasing number of our customers have elected to pay their monthly bills by check. Previously, the majority of our long distance customers elected to pay their bills by credit card. Payment by credit card allows us to collect our billings within days of billing our customers. Payment by check, however, typically results in collection times in excess of thirty days. In addition, payment by credit card allows us to quickly determine whether a customer is going to pay their bill whereas, with payment by check, this determination can take in excess of thirty days. As a result, we have experienced a significant increase in the amount of bad debt associated with our local product.

     In an effort to reduce this bad debt and increase collections, we have recently begun implementing several corrective measures. These include: determining a customer's credit rating prior to provisioning service; strengthening our internal and third-party collection efforts by increasing the number of our collection employees and reducing the timeframe before collection efforts are initiated; and reporting delinquent customers to the appropriate credit bureaus. We anticipate that these measures will increase our cash flows from operating activities. However, if we are unsuccessful in our efforts to increase our cash collections or increase revenues and customers, we will not have sufficient cash flows to fund our monthly operations as well as service our debt obligations.

     WE MAY NOT HAVE SUFFICIENT CASH TO REPAY OUR DEBT OBLIGATIONS. Recently, we restructured approximately $7.7 million in accrued liabilities consisting of notes payable, accrued interest and other outstanding accounts payable, into new short and long term debt (see below) that resulted in the elimination of approximately $6.9 million in accrued liabilities. Consequently, beginning in September 2005, we will be required to begin making monthly principal and interest payments on these new obligations. Unless we are able to increase our revenues and increase our cash collections, we may not have sufficient cash flow to fully support daily operations and service our debt obligations and will need to increase revenues and customers, decrease bad debt, or acquire alternate financing.

     WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS WHICH ARE REQUIRED FOR US TO PROVIDE OUR SERVICES. We do not own our own long distance network and therefore currently depend primarily upon Sprint Communications LP to provide for the transmission of long distance phone calls by our customers and to provide the call detail records upon which we base our customer's billings. We also rely upon incumbent local exchange carriers such as BellSouth Communications and SBC Communications to provide the underlying networks for the provisioning of our local telephone service. Additionally, our Internet services are provided pursuant to agreements with various outside companies. Although we believe that our relations with these companies are strong and should remain so with continued contract compliance, the termination of our contracts with these companies, the loss of services provided by them, or a reduction in the quality of service we receive from them would likely harm our business. For additional details, please see Major Suppliers below.

     COMPETITION IN OUR MARKETS IS VERY INTENSE AND WE MAY NOT BE ABLE TO COMPETE. The local and long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants, including AT&T Corp., WorldCom, Sprint Corporation, SBC, Verizon, and other national and regional local and interexchange carriers. Competition in the local and long distance business is based upon pricing, customer service, billing services and perceived quality.
We compete against various national and regional carriers that are composed of both facilities-based providers (those that carry traffic on their own equipment) and switchless resellers (those that resell local and long distance carried by facilities-based providers) offering essentially the same services as we do. Several of our competitors are substantially larger and have greater financial, technical and marketing resources. Although we believe that we have the human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

     We expect to encounter continued competition from major domestic and international communications companies. In addition, we may be subject to additional competition due to the enactment of the Telecommunications Act of 1996, the development of new technologies and increased availability of domestic and international transmission capacity. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors, which may have financial, personnel and other resources significantly greater than ours. Other potential competitors include cable television companies, wireless telephone companies, electric utilities, microwave carriers and private networks of large end users.

     The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing transmission capacity for services similar to those provided by us. We cannot predict which of many possible future product and service offerings will be important to maintain our competitive position or what expenditures will be required to develop and provide such products and services.

     The market for Internet-based online services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of Internet Service Providers and online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry, and we expect that competition will continue to intensify. Many of our current and potential competitors such as Earthlink, Yahoo, AOL, UUNET, and Microsoft Network have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we are.

     AS OUR CUSTOMERS ARE FREE TO CHANGE THEIR TELECOMMUNICATION PROVIDER, OUR REVENUES MAY DECREASE AT ANY TIME. The vast majority of our customers are not obligated to purchase any minimum usage amount and can discontinue service, without penalty, at any time. Therefore, we cannot know if our customers will continue to buy their local or long distance telephone service through us. A high level of customer attrition is inherent in the long distance industry, and our revenues are affected by such attrition. Attrition is attributable to a variety of factors, including termination of customers by us for nonpayment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and the issuance of cash or other forms of incentives.

     In the event that a significant portion of our customers decide to purchase service from another provider, we do not know if we would be able to replace our customer base from other sources. Loss of a significant portion of our customers would result in a corresponding reduction in our revenues.

     WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION THAT MAY BE CHANGED IN WAYS THAT HURT OUR BUSINESS. We are subject to regulation by the FCC and by various state public service and public utility commissions as a nondominant provider of local and long distance services. We are required to file tariffs for interstate and international service with the FCC, which tariffs are presumed lawful and become effective on one day's notice. We are also required to file tariffs or obtain approval for intrastate service provided in most of the states in which we market local or long distance services. By engaging in direct marketing to end users, we will be subject to applicable regulatory standards for marketing activities and the increased FCC and state attention to certain marketing practices may become more significant to us. Additionally, certain marketing practices, including the methods and means to convert a customer's telephone service from one carrier to another, have recently been subject to increased regulatory review at both the federal and state levels. This increased regulatory review could impede our possible future acquisition of new business from other resellers. Our marketing activities mandate compliance with applicable state and federal regulations. We are unable to predict the effect of such increased regulatory review.

     YOU MAY BE UNABLE TO EFFECTIVELY EVALUATE THE BUSINESS OF OUR PERFEXA SUBSIDIARY BECAUSE PERFEXA'S OUTSOURCED CALL CENTER AND INFORMATION TECHNOLOGY SERVICE BUSINESS HAS EXISTED FOR ONLY A SHORT PERIOD OF TIME. Perfexa-U.S. was originally incorporated on October 3, 2000 as GTC Wireless, Inc. and was inactive until September 13, 2002 when it changed its name to Perfexa Solutions, Inc. Perfexa-U.S. owns 99% of the issued and outstanding capital stock of Perfexa Solutions Pvt. Ltd., a corporation formed under the laws of the Republic of India. Perfexa develops and markets offshore outsourced call center solutions and information technology services to small and medium size companies and does not have an established operating history. Accordingly, you can evaluate Perfexa's business, and therefore its future prospects, based only its very limited operating history. In addition, you must consider Perfexa's prospects in light of the risks, expenses, and difficulties frequently encountered in the establishment of a new business in a rapidly evolving market.

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

     Political instability or changes in the government in India could delay the liberalization of the Indian economy and adversely affect economic conditions in India generally, which could impact Perfexa's financial results and prospects. Since 1991, successive Indian governments have pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant. The Government of India has changed several times over the past decade. The current Government of India, formed in 2004, has announced policies and taken initiatives that support the continued economic liberalization policies that have been pursued by previous governments. There can be no assurances that that these liberalization policies will continue in the future. The rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange and other matters affecting investment in its securities could change as well. A significant change in India's economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and Perfexa's business in particular.

     PERFEXA'S BUSINESS IS SUBJECT TO FLUCTUATIONS IN FOREIGN CURRENCIES. Perfexa's business is subject to fluctuations in the value of the Indian Rupee against the U.S. dollar due to Perfexa's Indian subsidiary. Operational costs including labor, equipment, and facilities leases could fluctuate depending on the value of the Rupee vis-a-vis the U.S. dollar. With the recent decline in the value of the dollar in relation to the Rupee, we have experienced a corresponding increase in our operating costs. In the future, Perfexa may also sell its products and services in other currencies which would make the management of currency fluctuations more difficult.

     OUR STOCK PRICE MAY FLUCTUATE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS. The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

-     Quarterly variations in operating results;
-     Changes in financial estimates by securities analysts;
- Announcements by us or our competitors of new products, significant contracts, acquisitions or strategic relationships;
-     Publicity about our company, management, products or our competitors;
-     Additions or departures of key personnel;
-     Any future sales of our common stock or other securities; and
-     Stock market price and volume fluctuations of publicly traded companies.

     These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

     In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us it could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business.

     CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE. THE LAPSE OF THOSE RESTRICTIONS, COUPLED WITH THE SALE OF THE RELATED SHARES IN THE MARKET, OR THE MARKET'S EXPECTATION OF SUCH SALES, COULD RESULT IN AN IMMEDIATE AND SUBSTANTIAL DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK. A substantial number of our shares of common stock are restricted from immediate resale in the public market. The sale or resale of those shares in the public market, or the market's expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

     BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED. Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

-     With  a  price  of  less  than  $5.00  per  share;
-     That  are  not  traded  on  a  "recognized"  national  exchange;
- Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
- In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million(if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

     YOU MAY INCUR DILUTION IN THE FUTURE. We may require additional funds to support our working capital requirements or for other purposes, and will seek to raise additional funds through public or private equity financing. Also, we may acquire other companies or finance strategic alliances by issuing equity. Any capital raising transaction may result in additional dilution to our shareholders.

SPECIAL  NOTE  ABOUT  FORWARD-LOOKING  STATEMENTS

     We have made forward-looking statements in this Annual Report, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under "Risk Factors" and elsewhere in this Annual Report.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We are not under any duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results, unless required by law.

IN ADDITION TO THE FOREGOING RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS THAT ARE NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. SHAREHOLDERS SHOULD KEEP IN MIND THAT OTHER IMPORTANT RISKS COULD ARISE.

Available  Information

     We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.gtctelecom.com. Our headquarters are located at 3151 Airway Ave., Suite P-3, Costa Mesa, CA 92626. Our phone number at that address is (714) 549-7700 and our e-mail address is info@gtctelecom.com.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     We lease a total of 5,137 square feet of office space for our headquarters and domestic customer service operations in Costa Mesa, California at a monthly rental rate of $9,697 pursuant to a one-year lease agreement ending February 28, 2006.

     Effective October 1, 2002, Perfexa-India began leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 524,348 (approximately $12,100) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%.
Effective October 1, 2002, Perfexa-India also entered into a maintenance agreement for their New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $3,200) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

ITEM  3.  LEGAL  PROCEEDINGS

     We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. We are not currently involved in any such litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 15, 2005, we held our annual meeting of stockholders. Up for consideration by the stockholders at the meeting were three proposals submitted by our Board of Directors.

     (1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes withheld and the number of votes voted:


                    Number of   Number of        Number of
Name                Votes"For"  Votes"Withheld"  Shares Voted
------------------  ----------  ---------------  ------------

S. Paul Sandhu      20,405,382          146,203    20,554,585
------------------  ----------  ---------------  ------------

Eric A. Clemons     20,418,453          133,132    20,554,585
------------------  ----------  ---------------  ------------

Gerald A. DeCiccio  20,420,453          131,132    20,554,585
------------------  ----------  ---------------  ------------


     (2) The second proposal up for consideration involved the approval and amendment of GTC's Articles of Incorporation to increase the authorized common stock of the Company from 50 million shares to 100 million shares. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:



        Number of     Number of       Number of       Number of
        Votes"For"  Votes"Against"  Votes"Abstain"   "Non-Votes"

        20,188,545     352,640         13,400        20,554,585

     (3) Proposal Three involved ratifying the appointment of Squar, Milner, Reehl & Williamson LLP as the independent registered public accountants firm of the Company for the fiscal year ending June 30, 2005. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:


        Number of     Number of       Number of       Number of
        Votes"For"  Votes"Against"  Votes"Abstain"   "Non-Votes"

        20,454,065     71,010          29,510         20,554,585

     As a majority of the shareholders, either in person or by proxy, voted in favor of the above proposals, the proposals were duly approved and authorized by the stockholders of the Company.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        CALENDAR                                      BID PRICES
          YEAR          PERIOD                     HIGH        LOW
--------------------------------------------------------------------------------
          2002          First Quarter               0.27       0.17
                        Second Quarter              0.30       0.15
                        Third Quarter               0.25       0.15
                        Fourth Quarter              0.22       0.13

          2003          First Quarter               0.23       0.13
                        Second Quarter              0.24       0.14
                        Third Quarter               0.19       0.13
                        Fourth Quarter              0.14       0.09

          2004          First Quarter               0.13       0.07
                        Second Quarter              0.18       0.07
                        Third Quarter               0.08       0.03
                        Fourth Quarter              0.16       0.03

          2005          First Quarter               0.23       0.07
                        Second Quarter              0.20       0.15

     On June 30, 2005, the last sales price per share of our common stock, as reported by the Nasdaq Over-The-Counter Electronic Bulletin Board, was $0.16.

NUMBER OF SHAREHOLDERS

     The number of beneficial holders of record of our common stock as of the close of business on June 30, 2005 was approximately 400. Many of the shares of our common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

     To date, we have declared no cash dividends on our common stock, and we do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Except for issuances previously reported on the Company's Current Reports on Form 8-K, there have been no other issuances of the Company's unregistered securities during the fourth quarter of the fiscal year ended June 30, 2005.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

GENERAL OVERVIEW

     Our principal line of business is to provide local and long distance telephone and value-added services for small and medium-sized businesses and residential customers throughout the United States. Our strategy has been to build a subscriber base without committing capital or management resources to construct our own network and transmission facilities. This strategy has allowed us to add customers without being limited by capacity, geographic coverage, or configuration of any particular network that we might have developed.

     We also provide a number of Internet related services such as Internet access via Dial-Up and Digital Subscriber Line. Our services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and telemarketing.

     Our revenues consist of revenues from the sale of telecommunications, Internet, and BPO services. Telecommunication revenues are generated primarily from monthly recurring charges for local service and when customers make long distance telephone calls from their business or residential telephones. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

     Cost of sales consists of telecommunications service costs and the costs of providing Internet access, and BPO services. Local telecommunications service costs are paid by us on a per line basis. Long distance telecommunications service costs are based on our customers' long distance usage. We pay our carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of our contract in effect at the time of the call. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third-party verification), customer service, billing, cost of information systems and personnel required to support our operations and growth.

     Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record keeping, customer service and billing. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

RESULTS OF OPERATIONS OF THE COMPANY

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

     REVENUES - Revenues decreased by $1,934,738 or 17.7% to $9,022,850 for the year ended June 30, 2005 from $10,957,588 for the year ended June 30, 2004. The decrease was due primarily to a decrease in telecommunications revenues of $1,845,088 and a decrease in Internet revenues of $191,315, offset partially by the increase in BPO revenues of $101,665. As of June 30, 2005, we had approximately 89,033 telecommunications customers and 3,330 internet customers, with usage of long distance services of approximately 106,045,000 minutes for the year ended June 30, 2004 as compared with approximately 80,397 telecommunications customers and 5,666 internet customers, with usage of long distance services of approximately 156,772,000 minutes for the year ended June 30, 2004.

     We believe that the reduction in minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties we recently experienced as a result of our change in underlying providers may have contributed to this reduction in minutes (see Change In Primary Supplier below). In an effort to increase revenue, we have stepped up our outbound telemarketing campaigns.

     We are also continuing our efforts in becoming a Competitive Local Exchange Carrier ("CLEC"). We have recently obtained licenses in several states including California, Florida, Georgia, Kentucky, New York, New Jersey, North Carolina, Ohio, and Texas to operate as a CLEC. We recently began offering service in Florida, Georgia, Kentucky, North Carolina, and Texas and are in the process of expanding our local service offerings. Future plans are to provide local services in most of the major states throughout the country. We anticipate that by providing CLEC services, we will be able to offer our own bundled services and thereby reverse the recent attrition of our telecommunications customer base.

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. During the year ended June 30, 2004, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $180,309 and $78,644 for the year ended June 30, 2005 and 2004, respectively.

     COST OF SALES - Cost of sales decreased by $771,438 or 16.0% to $4,064,939 for the year ended June 30, 2005 from $4,836,377 for the year ended June 30, 2004. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $771,013, offset partially by the increase in carrier costs associated with the increase in our cost of providing telecommunications service of $316,265 (see Change In Primary Supplier below and to our new local phone services which will have a higher cost as compared to our long distance products) for the year ended June 30, 2005 (see Change In Primary Supplier below). In addition, for the year ended June 30, 2005, the costs associated with Internet services decreased $377,151 and the costs associated with BPO services increased $60,461. As a percentage of revenue, cost of sales increased to 45.1% from 44.1% for the years ended June 30, 2005 and 2004, respectively, primarily as a result of the increase in telecommunications cost of sales as a percentage of telecommunications revenues to 45.6% for the year ended June 30, 2005 from 41.8% for the year ended June 30, 2004 (see Change In Primary Supplier below), offset partially by the decrease in internet cost of sales as a percentage of internet revenues to 30.5% for the year ended June 30, 2005 from 71.6% (due to monthly minimum purchase requirements with MCI) for the year ended June 30, 2004. This results in a gross margin of 54.9% as compared to 55.9% for the years ended June 30, 2005 and 2004, respectively.

     Perfexa incurred third-party cost of sales of $119,700 and $59,239 for the year ended June 30, 2005 and 2004, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $400,557 or 7.4% to $5,019,357 for the year ended June 30, 2005 from $5,419,914 for the year ended June 30, 2004 primarily due to our shift of customer service and information technology development to our Perfexa subsidiary.

     Operating expenses, individually net of Perfexa related costs, for the year ended June 30, 2005 were comprised primarily of $923,195 in payroll and related expenses paid to employees; billing related costs of $658,771; rent of $154,010; bad debt of $717,233; depreciation expense of $108,983; amortization of previously issued options to employees valued at $110,249; and $1,430,477 of other operating expenses, primarily sales commissions, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the year ended June 30, 2005 were comprised primarily of $1,373,835 in payroll and related expenses paid to employees; rent of $251,136; depreciation expense of $194,484; and $(903,016) of other operating expenses, primarily office maintenance and supplies.

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

     Perfexa related operating expenses for the year ended June 30, 2004 were comprised primarily of $1,338,258 in payroll and related expenses paid to employees; rent of $244,449; depreciation expense of $172,973; and $575,594 of other operating expenses, office maintenance and supplies.

     INTEREST EXPENSE - Net interest expense decreased by $139,941 to $1,122,756 for the year ended June 30, 2005 from $1,262,697 for the year ended June 30, 2004. The decrease was primarily due to the interest owed on notes payable, offset partially by the reduction in interest owed on outstanding balances due to WorldCom.

     GAIN ON EXTINGUISHMENT OF DEBT - Gain on extinguishment of debt was $6,301,935 due to a one-time credit of $6,934,411 resulting from our settlement with MCI, offset partially by one-time charges of $632,476 resulting from the restructuring of a note payable.

     NET INCOME - Net income increased $5,686,390 to $5,134,123, or $0.22 per share for the year ended June 30, 2005, from a net loss of $552,267, or $(0.03) loss per share, for the year ended June 30, 2004, respectively, primarily as a result of a gain on extinguishment of debt (see above).

     ASSETS AND LIABILITIES - Assets increased by $46,663 to $1,631,149 at June 30, 2005 from $1,584,486 at June 30, 2004. The increase was due to net increases in accounts receivables of $155,771, and prepaid expenses of $12,905, net of decreases in deposits of $36,765, property and equipment of $12,174; cash of $73,072, and other assets of $2. Liabilities decreased by $6,407,798 to $1,742,983 at June 30, 2005 from $8,150,781 at June 30, 2004. The decrease was due to decreases in notes payable of $4,508,050, and accounts payable and accrued expenses of $1,909,213, primarily as a result of our settlement with MCI, and obligations under capital lease of $13,398 primarily due to purchase of equipment, net of increase in accrued payroll and payroll related liabilities of $22,863, associated with the decrease in telecommunications service costs, Internet service provider access fees and customer service operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit decreased by $(6,480,067) to $198,342 at June 30, 2005 from $6,678,409 at June 30, 2004. The decrease was attributable to a net profit of $5,134,123 (see above) for the year ended June 30, 2005, amortization of compensation expense related to previously issued/options to employees in the amount of $110,249, the fair market value of stock and warrants issued pursuant to notes payable of $1,490,827, and the issuance of $60,000 of our restricted common stock, net of increases in cumulative translation adjustment of $292,132, and the cancellation of previously issued stock of $23,000.

CHANGE IN PRIMARY SUPPLIER

     As previously reported, on July 7, 2004 we initiated a system wide conversion of our underlying long distance provider from MCI to Sprint (the "Conversion"). As a result, we initially experienced an approximate 16% reduction in our call volumes and corresponding revenues. We believe that we have resolved all outstanding technical issues relating to this conversion and continue to market our services in order to re-acquire or add new customers. There can be no assurances that we will be able to re-acquire or add sufficient numbers of customers to compensate for the reduction incurred by the Conversion.

     Additionally, the cost of Sprint's services to us are higher than those of MCI's and will affect our future gross margins. We are attempting to renegotiate more favorable pricing terms with Sprint. Alternatively we are re-examining the rates we charge our customers. There can be no assurances that we will be able to negotiate more favorable rates with Sprint. Also, an increase in our rates to end-users may have a detrimental effect in customer acquisition and retention.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL - Currently, billings from accounts receivable are sufficient to meet our monthly operating requirements. However, the amounts actually collected from our customers is not sufficient to fully pay all of our monthly operating expenses (see "Cash Flows from Operating Activities" below).
Recently, we restructured approximately $7.7 million in accrued liabilities consisting of notes payable, accrued interest and other outstanding accounts payable, into new short and long term debt (see below) that resulted in the elimination of approximately $6.9 million in accrued liabilities. Consequently, beginning in September 2005, we will be required to begin making monthly principal and interest payments on these new obligations where we previously did not. Although this financing reduced our overall debt, it did not materially increase our cash flow. As a result, we may not have sufficient cash flow to fully support daily operations and service our debt obligations and will need to increase revenues and customers as detailed above, as well as decrease bad debt, or acquire alternate financing.

     CASH FLOWS FROM OPERATIONS ACTIVITIES - Net cash provided by operating activities of $54,340 in fiscal year 2005 was primarily due to net income of $5,134,123; offset partially by changes in operating assets and liabilities, principally decreases in accounts receivable of $587,803, and prepaid expenses of $12,905, offset partially by accounts payable and accrued expenses of $1,174,135, accrued payroll and related taxes of $22,863, and deposits of $917; amortization of previously issued options vesting to employees in the current period of $110,249; the fair market value of stock issued in connection with a note payable of $20,827; depreciation and amortization expense of $303,467; the increase in bad debt expense related to accounts receivable of $724,514, and the amortization of debt discount of $76,458, offset partially by the gain on extinguishment of debt of $6,301,935, and minority interest of $25,606.

     With our recent entry into the local telephone market, an increasing number of our customers have elected to pay their monthly bills by check. Previously, the majority of our long distance customers elected to pay their bills by credit card. Payment by credit card allows us to collect our billings within days of billing our customers. Payment by check, however, typically results in collection times in excess of thirty days. In addition, payment by credit card allows us to quickly determine whether a customer is going to pay their bill whereas, with payment by check, this determination can take in excess of thirty days. As a result, we have experienced a significant increase in the amount of bad debt associated with our local product.

     In an effort to reduce this bad debt and increase collections, we have recently begun implementing several corrective measures. These include: determining a customer's credit rating prior to provisioning service; strengthening our internal and third-party collection efforts by increasing the number of our collection employees and reducing the timeframe before collection efforts are initiated; and reporting delinquent customers to the appropriate credit bureaus. We anticipate that these measures will increase our cash flows from operating activities. However, if we are unsuccessful in our efforts to increase our cash collections or increase revenues and customers, we will not have sufficient cash flows to fund our monthly operations as well as service our debt obligations.

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $224,732 in fiscal year 2005 funded purchases of property and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $96,970 in fiscal year 2005 was primarily due to net borrowings on notes payable of $945,000, and the proceeds from the sale of stock of $60,000, offset partially by principal repayments on notes payable of $871,632, principal repayments under capital lease obligations of $13,398, and the cancellation of previously issued stock of $23,000.

     OUTSTANDING DEBT OBLIGATIONS AND RECENT DEBT RESTRUCTURINGS - In May and July 2005, we entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. Under the terms of the notes, we must begin repayment of principal and interest beginning in September 2005.

     On June 7, 2005, the Company borrowed $20,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on July 22, 2005.

     In May 2005, we restructured $927,524 in amounts due on a past due note payable and corresponding accrued interest and penalties into a new long term note payable, principal amount $1,200,000. The new note accrues simple interest in the amount of 12% per annum. We are obligated to pay accrued interest monthly, but then only if, after deducting all then current obligations, we at that time have at least $300,000 in available cash.

     In February 2005, we negotiated the settlement of all amounts due to MCI WorldCom, our former underlying network provider, totaling approximately $7,700,000 in exchange for the payment of $769,000. On May 23, 2005, we paid the settlement amount and satisfied the terms of the settlement agreement.

     On June 8, 2004, we borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. On November 18, 2004, we restructured the note. Under the new terms of the note, we are required to make monthly payments of $5,000 plus simple interest of 10% until all principal and accrued interest is repaid. We are currently in discussions with the noteholder to restructure the remaining payments. As of the date of this filing, there remains $17,387 outstanding under the note.

     On December 9, 2003, we borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 on April 8, 2004. On May 17, 2004, the note, as amended, was extended to July 19, 2004. On July 1, 2005, we agreed to resolve all outstanding amounts owed under the note via the payment of $30,000 plus bi-weekly payments of $8,000. The outstanding principal and accrued interest, which, at the time of the agreement totaled $167,000 will accrue simple interest at the rate of 10% per annum until fully repaid. As of the date of this report, we have made all payments as required in the note.

     On October 2, 2002, we borrowed $100,000 for working capital purposes from an unrelated third party. All amounts owed, with the exception of $10,000 has been repaid. We currently are in the process of renegotiating payment terms.

     We maintain a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $731, including interest at a rate of approximately 14.74%. The total outstanding balance on the revolving line of credit was $27,110 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2005. As of the date of this report, we have made all payments as required in the revolving line of credit.

     EQUITY FINANCING - On December 28, 2004, we sold 1,000,000 shares of our restricted common stock to an unrelated accredited third-party investor for $60,000. In addition, we agreed to issue to the third party, warrants to purchase up to 250,000 shares of our common stock. The warrants have an exercise price of $0.11 per share. The warrants vest immediately and are exercisable for two (2) years from the date of issuance and contain piggy-back registration rights. No consulting expense was recognized due to the fact the warrants were issued in connection with equity fund raising activities.

     INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of June 30, 2005, we have advanced Perfexa-U.S. $5,259,851 in cash and equipment, of which $661,504 was for the purchase of equipment and $4,598,347 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of June 30, 2005, Perfexa-U.S. has billed us $2,733,004 for such services.

     As of June 30, 2005, Perfexa-U.S. owes us $4,445,450, net of $161,900 repaid by Perfexa-U.S. from funds raised and $2,733,004 in amounts billed for services rendered.

     STOCK PURCHASE AGREEMENT - Pursuant to a common stock purchase agreement ("Agreement") with Bluefire Capital, Inc. ("Bluefire"), we are entitled to issue and sell common stock to Bluefire in the form of draws for up to an aggregate of $20,000,000, as defined in the Agreement, from time to time during a three year period beginning on the date of the filing of an effective registration statement. On November 20, 2001, we filed a registration statement under the Securities Act with the Securities and Exchange Commission ("SEC") for 15,000,000 shares available to be issued to Bluefire under the Agreement should we choose to draw down on these shares and on January 23, 2002, the registration statement was declared effective. Pursuant to the Agreement, we must draw a minimum of $500,000 by January 23, 2005, or we shall be required to pay liquidated damages equal to one-half of the amount not drawn-down.

     On December 14, 2004, Bluefire and us agreed to terminate the agreement. In addition, Bluefire agreed to waive the Liquidated Damages in exchange for a one time payment by us of $10,000, to be paid by January 17, 2005. On January 17, 2005, we paid the $10,000 termination fee.

CAPITAL EXPENDITURES

     We expect to purchase approximately $200,000 of additional equipment on top of the purchases already made in connection with the expansion of our business. In addition, as previously discussed, we expanded our operations into the Republic of India through our Perfexa subsidiary. We expect to continue funding this expansion with an additional $200,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because we presently do not have the capital for such expenditures, we will have to raise these funds. (See Financing in this section).

OFF-BALANCE SHEET ARRANGEMENTS

     We do not currently have any off-balance sheet arrangements.

SUBSIDIARIES

     We have formed four subsidiaries, of which only one is active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

     The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc.

     CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet. It is currently inactive. Curbside Communications, Inc., currently inactive, has been set up for future strategic purposes which are currently in the planning process. Perfexa Solutions, Inc. offers business process outsourcing services.

GOING CONCERN

     Our independent certified public accountants have stated in their report included in this Form 10-KSB, that we have incurred operating losses in the last two years, and have a significant stockholders' deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

INFLATION
     We believe that inflation has not had a material effect on our results of operations.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, deferred tax asset valuation allowances, and valuation of securities, options, and warrants issued. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by us are, among others, provisions for losses on accounts receivable, realizability of long-lived assets, estimates for deferred income tax asset valuations, and valuation estimates for securities, options, and warrants issued.

     REVENUE AND RELATED COST RECOGNITION - We recognize revenue during the month in which services or products are delivered, as follows:

     TELECOMMUNICATIONS RELATED SERVICES

     Our telecommunications service revenues are generated primarily when customers make long distance telephone calls from their business or residential telephones for long distance service, monthly recurring charges for local service, or by using any of our telephone calling cards.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was later superseded by SAB 104. We believe our revenue recognition policies conform to SAB 104.

     STOCK-BASED COMPENSATION - We account for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

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

     The adoption of the accounting methodology of SFAS 123 is optional and we have elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if we adopted the cost recognition requirements under SFAS 123, are required to be presented.

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

     Small Business Issuers are required to apply SFAS No. 123-R in the first annual reporting period that begins after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after July 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

     TRANSLATION OF FOREIGN CURRENCIES - We use the U.S. dollar as our functional and reporting currency while our foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit.

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

ITEM 8A.  CONTROLS AND PROCEDURES

     Under the supervision and the participation of our management, including our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2005 Form 10-KSB. Based upon on that evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

     Our Management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

ITEM 8B.  OTHER INFORMATION

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our executive officers are appointed annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name               Age     Position(s)
--------------------------------------------------------------------------------

Paul  Sandhu        44     Chief  Executive  Officer and Chairman of the Board

Eric  Clemons       34     Director,  President, Secretary and Treasurer

Gerald A. DeCiccio  47     Director  and  Chief  Financial  Officer

     PAUL SANDHU is currently our Chief Executive Officer and Chairman of our Board of Directors. Mr. Sandhu has been with us since our inception. Mr. Sandhu has over fourteen (14) years experience with start-up and emerging growth companies. Mr. Sandhu was Co-Founder, President and Co-Owner of Maximum Security ("Maximum"), a Security and surveillance company he started in 1992. While at Maximum, Mr. Sandhu actively managed a staff of over 200 employees. In 1997 Mr. Sandhu sold the business to his partner. Mr. Sandhu graduated from the University of Punjab in India with a degree in Engineering.

     ERIC CLEMONS is currently our President and a member of our Board of Directors. Mr. Clemons has been with us since our inception. Mr. Clemons has over twelve (12) years experience with sales and marketing organizations. Mr. Clemons most recently was Vice President of Marketing for Intelligent Electronic Communications managing a staff of 50 employees.

     GERALD DECICCIO joined us in January 1999 as Chief Financial Officer and is currently a member of our Board of Directors. Mr. DeCiccio has over twenty years experience in the financial and accounting field. Prior to joining us, Mr. DeCiccio was the Vice President of Finance and Administration for National Telephone & Communications, Inc., ("NT&C") a $150 million inter-exchange carrier and provider of communications products and services. While at NT&C, Mr. DeCiccio managed NT&C's finance, accounting, human resources and legal departments. Between 1995 and 1997, Mr. DeCiccio was the Corporate Controller for Newport Corporation, a $140 million multi-national manufacturer / distributor of laser and optics products. Prior to that, Mr. DeCiccio was the Director of Audit and Quality Systems for Sunrise Medical, Inc., a $750 million multi-national manufacturer / distributor of health care products. From 1980 to 1984, Mr. DeCiccio was a Supervising Senior Accountant for Ernst and Young. Mr. DeCiccio received his Bachelor of Science in Accounting from Loma Linda University, and his Masters of Science in Finance and Systems Technology from the University of Southern California. Mr. DeCiccio is a Certified Public Accountant in the State of California.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us during the year ended June 30, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied.

Family Relationships

     There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Involvement in Legal Proceedings

     To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

     On March 3, 2004, due to the resignation of our independent board member serving as the Committee's independent financial expert, we have temporarily disbanded the Audit Committee and the full Board of Directors serves in lieu of such committee. Currently, Mr. DeCiccio qualifies as a financial expert. Mr. DeCiccio also serves as our Chief Financial Officer and is therefore not considered an independent director.

Code of Ethics

     On January 4, 2004, we adopted a Code of Ethics for our principal executive officers and senior management. The Code is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by our senior management. A copy of our Code of Ethics is attached to this report as Exhibit 14. Additionally, a copy is posted on our website located at www.gtctelecom.com. Any person may obtain a copy of our Code of Ethics, without charge, by writing to Legal Department, GTC Telecom, 3151 Airway Ave., Suite P-3, Costa Mesa, CA 92627; Attn Code of Ethics Request.

ITEM 10.  EXECUTIVE COMPENSATION

     The Summary Compensation Table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2005, 2004, and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Paul Sandhu           2005
(CEO)                (6/30)     $  169,400        -0-              -0-          -0-        925,000      -0-         -0-

                      2004
                     (6/30)     $  184,800        -0-            5,000(1)       -0-          -0-        -0-        7,108(2)

                      2003
                     (6/30)        184,800        -0-           40,000(1)       -0-          -0-        -0-         -0-

---------------------------------------------------------------------------------------------------------------------------
Eric Clemons          2005
(President)          (6/30)        160,233        -0-              -0-          -0-        600,000      -0-         -0-

                      2004
                     (6/30)        167,200        -0-              -0-          -0-          -0-        -0-         -0-

                      2003
                     (6/30)        160,233        -0-              -0-          -0-          -0-        -0-         -0-

---------------------------------------------------------------------------------------------------------------------------
Gerald DeCiccio       2005
(CFO)                (6/30)        145,200        -0-              -0-          -0-        400,000      -0-         -0-

                      2004
                     (6/30)        158,400        -0-              -0-          -0-          -0-        -0-         -0-

                      2003
                     (6/30)        158,400        -0-              -0-          -0-          -0-        -0-        6,092(2)

---------------------------------------------------------------------------------------------------------------------------

(1)Amounts paid on deferred salary from prior years
(2)Amounts paid for vacation

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Paul Sandhu                    925,000                       40%  $                   0.11        12/21/14
                 ----------------------  -----------------------  ------------------------  ---------------
Eric Clemons                   600,000                       26%  $                   0.10        12/21/14
                 ----------------------  -----------------------  ------------------------  ---------------
Gerald DeCiccio                400,000                       17%  $                   0.10        12/21/14
                 ----------------------  -----------------------  ------------------------  ---------------



                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING        THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Paul Sandhu                           0                       n/a           693,000 / 837,000          9,250 / 37,000
Eric Clemons                          0                       n/a           572,000 / 573,000          7,200 / 28,800
Gerald DeCiccio                       0                       n/a           391,000 / 394,000          4,800 / 19,200




EXECUTIVE  OFFICER  EMPLOYMENT  AGREEMENTS

     On December 1, 1998, we entered into an Employment Agreement with S. Paul Sandhu, our Chief Executive Officer. The Agreement was approved by our Board of Directors. On September 6, 2001, the Compensation Committee of the Board agreed to revise the Agreement increasing Mr. Sandhu's salary to $184,800. The Agreement continues for an indefinite term but may be canceled at any time by either Mr. Sandhu or us. However, if we terminate the Agreement without cause, as defined in the Agreement, we shall be obligated to pay Mr. Sandhu 25% of his then annual salary as severance.

     On December 1, 1998, we entered into an Employment Agreement with Eric Clemons, our President. The Agreement was approved by our Board of Directors. On September 6, 2001, the Compensation Committee of the Board agreed to revise the Agreement increasing Mr. Clemon's salary to $167,200. The Agreement continues for an indefinite term but may be canceled at any time by either Mr. Clemons or us. However, if we terminate the Agreement without cause, as defined in the Agreement, we shall be obligated to pay Mr. Clemons 25% of his then annual salary as severance.

     On December 1, 1998, we entered into an Employment Agreement with Gerald DeCiccio, our Chief Financial Officer. The Agreement was approved by our Board of Directors. On September 6, 2001, the Compensation Committee of the Board agreed to revise the Agreement increasing Mr. DeCiccio's salary to $158,400. The Agreement continues for an indefinite term but may be canceled at any time by either Mr. DeCiccio or us. However, if we terminate the Agreement without cause, as defined in the Agreement, we shall be obligated to pay Mr. DeCiccio 25% of his annual salary as severance.

COMPENSATION  OF  DIRECTORS

     Our current directors do not receive compensation for their services as our directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of July 15, 2005, certain information with respect to the equity securities owned of record or beneficially by:

-     each of our Officers and Directors;
- each person who owns beneficially more than 5% of each class of our equity securities; and
-     all Directors and Executive Officers as a group.


                                                      COMMON STOCK PERCENT OF(1)
TITLE OF CLASS  NAME AND ADDRESS OF BENEFICIALOWNER   OUTSTANDING  OUTSTANDING
--------------------------------------------------------------------------------

                Paul Sandhu(2)
Common Stock    3151 Airway Avenue, Suite P-3
                Costa Mesa, CA 92626.                   4,187,715  13.81%
                --------------------------------------  ---------  ------

                Eric Clemons(3)
Common Stock    3151 Airway Avenue, Suite P-3
                Costa Mesa, CA 92626.                     882,522   2.92%
                --------------------------------------  ---------  ------

                Gerald A. DeCiccio(4)
Common Stock    3151 Airway Avenue, Suite P-3
                Costa Mesa, CA 92626.                     413,500   1.38%
                --------------------------------------  ---------  ------

                Reet Trust(5)
Common Stock    21520 Yorba Linda, Suite 6227
                Yorba Linda, CA 92887                   2,000,000   6.75%
                --------------------------------------  ---------  ------

                Rapaport Family Trust
Common Stock    584 Via Almar
                Palos Verde Peninsula, CA 90275         3,595,000  12.13%
                --------------------------------------  ---------  ------

Common Stock    All Directors and Officers as a Group
                (3 Persons in total)                    5,483,737  18.51%
                --------------------------------------  ---------  ------

______________________________________
(1) Percentage of outstanding shares is based on 29,625,622 shares of common stock outstanding as of the date of this prospectus plus shares underlying options exercisable within 60 days for that particular holder.

(2) Includes 693,000 options to acquire shares of our common stock in accordance with Mr. Sandhu's director compensation agreement and our employee benefit plan. Does not include an aggregate of 837,000 unvested options to acquire shares of our common stock granted in accordance with our employee benefit plan.

(3) Includes 572,000 options to acquire shares of our common stock in accordance with Mr. Clemons' director compensation agreement and our employee benefit plan. Does not include an aggregate of 573,000 unvested options to acquire shares of our common stock in accordance with our employee benefit plan.

(4) Includes an aggregate of 391,000 options to acquire shares of our common stock in accordance with Mr. DeCiccio's employment and director compensation agreements and our employee benefit plan. Does not include an aggregate of 394,000 unvested options to acquire shares of our common stock in accordance with our employee benefit plan.

(5) The trustee of the Reet Trust is Teg Sandhu, father of S. Paul Sandhu. However, S. Paul Sandhu disclaims any beneficial ownership to the shares held by the Reet Trust.


     We believe that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                               EQUITY COMPENSATION PLANS AS OF JUNE 30, 2005


                                     (A)                         (B)                              (C)
                           ---------------------------  ----------------------  --------------------------------------
                                                                                NUMBER OF SECURITIES
                           NUMBER OF SECURITIES         WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR FUTURE
                           TO BE ISSUED UPON EXERCISE   EXERCISE PRICE OF       ISSUANCE UNDER EQUITY COMPENSATION
                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES REFLECTED
                           WARRANTS AND RIGHTS          WARRANTS AND RIGHTS     IN COLUMN (A))
PLAN CATEGORY                        (#)                         ($)                              (#)
-------------------------  ---------------------------  ----------------------  --------------------------------------
Equity compensation plans
approved by security
holders                            4,171,200(1)                $ 0.27                           1,552,000(2)
-------------------------  ---------------------------  ----------------------  --------------------------------------
Equity compensation plans
not approved by security
holders                           13,100,585                   $ 0.21                                   0
-------------------------  ---------------------------  ----------------------  --------------------------------------
Total                             17,271,785                   $ 0.23                           1,552,000


(1) consists of 723,200 options issued under the 1999 Stock Option Plan and 3,448,000 options issued under the 2001 Stock Incentive Plan
(2)  does  not include any ungranted options under the 1999 Omnibus Stock Option
Plan  as  this  plan  was  terminated.


1999 STOCK OPTION PLAN

     On September 20, 1999, our Board of Directors ("Board") approved the GTC Telecom Corp. Omnibus Stock Option Plan (the "1999 Plan"), effective October 1, 1999. The 1999 Plan was approved and ratified by the shareholders on December 13, 1999 at our 1999 annual shareholder's meeting. Under the terms of the 1999 Plan, the Board has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the 1999 Plan to the extent they don't conflict with the terms of the 1999 Plan.

     Upon implementation of our 2001 Stock Incentive Plan (as described below), we closed the 1999 Plan. As of the date of this report, a total of 723,200 options, previously issued to employees, exercisable at a weighted average of $0.94 per share remain outstanding.

2001 STOCK INCENTIVE PLAN

     On October 17, 2001, our Board approved the GTC Telecom Corp. 2001 Stock Incentive Plan (the "SIP Plan"), effective January 1, 2002. The SIP Plan was approved and ratified by the shareholders on December 13, 2001 at our 2001 annual shareholder's meeting. The SIP Plan provides for the grant of various types of equity-based incentives including stock options, stock appreciation rights ("SARs"), restricted stock, and cash and stock bonuses, on a current or deferred basis, collectively "Awards." We may settle Awards in cash or shares of the Company's Common Stock ("Shares").

     The maximum number of Shares that may be issued under the SIP Plan is 5,000,000 shares of our Common Stock. The Internal Revenue Code requires a fixed limit on the number of Shares that may be covered by options and SARs granted to any one individual in any one calendar year and a fixed limit on the number of Shares that may be covered by all Awards granted to any one individual in any one calendar year. These limits are each 1,000,000 shares.

     The SIP Plan may be administered by the Board or by a committee appointed by the Board. Currently the SIP Plan is administered by the full Board of Directors. Subject to the express terms of the SIP Plan, the SIP Plan administrator will have broad power to administer, construe, and interpret the SIP Plan.

     Awards may be issued for services rendered or to be rendered. Shares also may be issued for any lawful consideration, including cash, other securities or rights. The administrator may authorize loans from us to participants (except to our executive officers) in the amount necessary for participants to pay the withholding taxes due in connection with the exercise or vesting of Awards. All of our directors, officers, consultants, and employees and our subsidiaries are eligible for Award grants. Only persons actually selected by the administrator will be granted Awards.

     On December 21, 2004, our Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,375,000 shares of our common stock at an exercise price of $0.10 per share (the fair market value of our common stock on the day of grant), to certain of our employees. In addition, on December 21, 2004, our Board granted to the Company's CEO, pursuant to the SIP Plan, options to purchase 925,000 shares of our common stock at an exercise price equal to 110% of the fair market value on the date of grant ($0.11 per share). The options vest equally over a period of five years from the date of grant and are exercisable through December 2013.

NON-PLAN ISSUANCES

     On April 12, 2004, we entered into an agreement with an outside consultant for investor relations services. Pursuant to the agreement, we agreed, in addition to certain cash consideration, to issue to the investor relations company, warrants to purchase up to 500,000 shares of our common stock. The warrants have an exercise price of $0.13 per share. The warrants are valued at approximately $65,000 (based on the Black Scholes pricing model) which we recorded to consulting expense in April 2004. The warrants vest immediately and are exercisable for a period of three years from the date of issuance.

BONUS  POOL  PLAN

     On January 5, 2005, our Board of Directors approved the establishment of a bonus pool plan (the "Bonus Plan") to incentivize our executive officers and employees in an effort to increase our profitability and productivity. Pursuant to the Bonus Plan, upon reaching revenue goal milestones as set forth below, our executives and employees would be entitled to share in the corresponding bonus pool. Individual distributions from the pool, if any, would be recommended by our officers, subject to final approval by the Board of Directors.


                    Bonus  Pool  Amount

Quarter                      Revenue Goal   Executives   Non-Executives
---------------------------  -------------  -----------  --------------
1st Quarter ending 3/31/05   $ 2.5  Million $    30,000  $   30,000
2nd Quarter ending 6/30/05   $ 3.15 Million $    45,000  $   45,000
3rd Quarter ending 9/30/05   $ 4.0  Million $    60,000  $   60,000
4th Quarter ending 12/31/05  $ 5.0  Million $    75,000  $   75,000


     As of the date of this report, no distributions have been made pursuant to the Bonus Pool Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 2004, our Chief Financial Officer exercised options (previously granted pursuant to his director compensation agreement) to purchase a total of 2,500 shares of our common stock for $25.

     As of June 30, 2005, we have net advances to Eric Clemons, our President, of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2005) and are due on demand. We have classified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2005. There have been no additional advances since June 2001.

     In February, 2003, Perfexa-U.S. entered into a Master Services Agreement with us whereby Perfexa-U.S. agreed to provide call center outsourcing and Information Technology systems development for us. Pursuant to the terms of the Agreement, we have agreed to reimburse Perfexa-U.S. for such services on a cost plus 5% basis. Work on this agreement commenced May 1, 2003 upon completion of the Perfexa call center.

     Since inception, Perfexa-U.S. and their Indian subsidiary Perfexa-India has relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of June 30, 2005, we have advanced Perfexa-U.S. $5,259,851 in cash and equipment, of which $661,504 was for the purchase of equipment and $4,598,347 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand. See Part II, Item 6 Management's Discussion and Analysis, Financing further details.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of June 30, 2005, Perfexa-U.S. has billed us $2,733,004 for such services.

     As of June 30, 2005, Perfexa-U.S. owes GTC $4,445,450 net of $161,900 repaid by Perfexa-U.S. from funds raised and $2,733,004 in amounts billed for services rendered.

     See Item 11. Executive Compensation for transactions relating to issuances of options to Officers and Directors from our stock option plans.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

INDEX  TO  FINANCIAL  STATEMENTS
Page

Report of Independent Registered Public Accounting Firm          F-1

Consolidated balance sheet at June 30, 2005                      F-2

Consolidated statements of operations and comprehensive
 loss for the years ended June  30, 2005 and 2004                F-3

Consolidated statements of stockholders' deficit for
 the years ended June 30, 2005 and 2004                          F-4

Consolidated statements of cash flows for the years ended
 June 30, 2005 and 2004                                          F-5

Notes to consolidated financial statements                       F-7

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

INDEX  TO  EXHIBITS

We undertake to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

Exhibit No.     Description

3.1*    Amendment to Articles of Incorporation filed with the Nevada
        Secretary of State on June 21, 2005 increasing the authorized shares of common stock from 50,000,000 to 100,000,000 (incorporated by reference to Exhibit 3.1 in the Company's Registration Statement on Form SB-2 filed on July 19, 2005).

3.2* Restated Articles of Incorporation filed with the Nevada Secretary of State on January 4, 2001 (incorporated by reference to Exhibit 3.1 in the Company's 2000 Proxy Statement filed on November 15, 2000).

3.3* Restated Bylaws of GTC Telecom Corp. adopted on September 20, 1999 (incorporated by reference to Exhibit 3.5 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on October 13,
        1999).

4.1* Form of 12% Convertible Promissory Note issued pursuant to Subscription Agreement dated May 23, 2005(incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form SB-2 filed on July 19,
        2005).

4.2* Form of Class A Warrant -- Exhibit A1 to Subscription Agreement dated May 23, 2005 (incorporated by reference to Exhibit 10.1.1 of the Company's Form 8-K filed on May 24, 2005).

4.3* Form of Class B Warrant -- Exhibit A2 to Subscription Agreement dated May 23, 2005 (incorporated by reference to Exhibit 10.1.2 of the Company's Form 8-K filed on May 24, 2005).

10.1* Subscription Agreement by and between GTC Telecom Corp. and Bumper Fund, LP dated July 11, 2005 (incorporated by reference to
        Exhibit 10.1 of the Company's Form 8-K filed on July 15, 2005).

10.2* Amendment Agreement by and between GTC Telecom Corp. and Alpha Capital Alpha Capital Aktiengesellschaft, DCOFI Master LDC, SCG Capital, LLC, Silver Oak Investments, Inc., and Ellis International Ltd. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 11, 2005).

10.3* Subscription Agreement by and between GTC Telecom Corp. and Alpha Capital Alpha Capital Aktiengesellschaft, DCOFI Master LDC, SCG Capital, LLC, Silver Oak Investments, Inc., and Ellis International Ltd. dated May 23, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 23, 2005).

10.3.1* Escrow Agreement -- Exhibit B to Subscription Agreement dated May 23,
        2005 (incorporated by reference to Exhibit 10.1.3 of the Company's Form 8-K filed on May 23, 2005).

10.3.2* Security Agreement by GTC Telecom Corp. -- Exhibit C1 to Subscription
        Agreement dated May 23, 2005 (incorporated by reference to Exhibit
        10.1.4 of the Company's Form 8-K filed on May 23, 2005).

10.3.3* Collateral Agent Agreement -- Exhibit D to Subscription Agreement dated May 23, 2005. (incorporated by reference to Exhibit 10.1.5 of the Company's Form 8-K filed on May 23, 2005).

10.4* Lease dated March 1, 2005 by and between the Company and Southern California Sunbelt Developers, Inc. for Suite P-3, Costa Mesa, CA 92626 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on May 16, 2005).

10.5* Lease dated March 1, 2005 by and between the Company and Southern California Sunbelt Developers, Inc. for Suite K-103, Costa Mesa, CA 92626 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB filed on May 16, 2005).

10.6* Addendum No. 1 to Subscription Agreement dated May 12, 2005 by and between the Company and the Rapaport Family Trust (incorporated by reference to Exhibit 10.1.5 of the Company's Form 8-K filed on May 23,
        2005).


10.7* Subscription Agreement dated May 13, 2005 by and between the Company and the Rapaport Family Trust (incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB filed on May 16, 2005).

10.8* Wholesale Solutions Switched Services Agreement by and between the Company and Sprint Communications Company L.P. dated July 26, 2002 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB filed on September 28, 2004).

10.9* Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Eric Clemons, dated December 1, 1998 (incorporated by reference to Exhibit 10.6 in the Company's Form 10 SB/A filed April 2,
        1999).

10.10* Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Jerry DeCiccio, dated December 1, 1998 (incorporated by reference to Exhibit 10.7 in the Company's Form 10 SB/A filed April 2,
        1999).

10.11* Employment Agreement by and between GTC Telecom Corp., a Nevada corporation and Paul Sandhu, dated December 1, 1998 (incorporated by reference to Exhibit 10.8 in the Company's Form 10 SB/A filed April 2,
        1999).

14* Code of Ethics (incorporated by reference to Exhibit 14 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 filed on August 8, 2004).

21      Subsidiaries of the Registrant.

23      Consent of Registered Public Accounting Firm

31.1    Rule 13a-14(a) Certification of Chief Executive Officer

31.2    Rule 13a-14(a) Certification of Chief Financial Officer

32.1    Section 1350 Certification of Chief Executive Officer

32.2    Section 1350 Certification of Chief Financial Officer

------------------------------
* Previously filed and incorporated by reference as indicted.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     For the fiscal year ended June 30, 2005, our fees for professional services rendered by our Independent Registered Public Accounting Firm were as follows:

     (a) Audit Fees: Aggregate fees billed for professional services rendered for the audit of our fiscal year 2004 annual consolidated financial statements and review of the consolidated financial statements in our reports on Form 10-QSB: $67,000.

     (b)  Audit  Related  Fees:  $630.

     (c)  Tax  Fees:  $31,328.

     (d) All Other Fees: The aggregate fees billed for all other professional services provided to us (other than the services described above under (a), (b), and (c)) for the fiscal year ended June 30, 2005: None.

Our Board of Directors serving as our Audit Committee has considered and determined that the services rendered by the Independent Registered Public Accounting Firm with respect to the foregoing fees are compatible with maintaining our independence and all services were pre-approved by the Board.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated  September  28,  2005

                                GTC TELECOM CORP.
                                  (Registrant)

By:  /s/  PAUL  SANDHU
          PAUL  SANDHU
Chief Executive Officer and Director

By:  /s/  ERIC  CLEMONS
          ERIC  CLEMONS
President and Director

By:  /s/  GERALD  DECICCIO
          GERALD  DECICCIO
Chief Financial Officer and Director and
Principal Accounting Officer

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheet of GTC Telecom Corp. (the "Company") and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. and subsidiaries at June 30, 2005 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred losses in the last several years, has an accumulated deficit of approximately $10,700,000, and a stockholders' deficit of approximately $200,000 at June 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP



Newport  Beach,  California
August  25,  2005



                        GTC TELECOM CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET



                                                                       June 30,
                                                                         2005
ASSETS
  Cash                                                               $        500
  Accounts receivable, net of allowance for doubtful accounts of
   approximately $111,000                                                 847,520
  Deposits                                                                 20,822
  Prepaid expenses                                                         77,804
                                                                     -------------
    Total current assets                                                  946,646

Property and equipment, net                                               608,297
Other assets                                                               76,206
                                                                     -------------

    Total assets                                                     $  1,631,149
                                                                     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $     88,917
  Accrued payroll and related taxes                                       233,860
  Obligation under capital leases                                          10,381
  Notes payable, net of discounts totaling $894,486                        91,138
  Deferred income                                                           4,560
                                                                     -------------
    Total current liabilities                                             428,856
                                                                     -------------

Long-term liabilities:
  Obligation under capital leases, net of current portion                  21,153
  Notes payable, net of current portion,
   net of discounts totaling $302,290                                   1,292,974
                                                                     -------------

    Total liabilities                                                   1,742,983

Commitments and contingencies

Minority interest in consolidated subsidiary                               86,508

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    27,802,092 shares issued and outstanding                               27,802
  Additional paid-in-capital                                           10,841,159
  Note receivable officer                                                 (60,306)
  Accumulated deficit                                                 (10,666,729)
  Accumulated other comprehensive income (loss)                          (340,268)
                                                                     -------------
    Total stockholders' deficit                                          (198,342)
                                                                     -------------

    Total liabilities and stockholders' deficit                      $  1,631,149
                                                                     =============



           See accompanying notes to consolidated financial statements


                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME/(LOSS)


                                                                           Years Ended June 30,
                                                                        --------------------------
                                                                             2005         2004
                                                                        --------------------------

Revenues:
  Telecommunications                                                    $ 8,257,994   $10,103,082
  Internet services                                                         584,547       775,862
  BPO services                                                              180,309        78,644
                                                                        ------------  ------------
    Total revenues                                                        9,022,850    10,957,588
                                                                        ------------  ------------

Cost of sales:
  Telecommunications                                                      3,767,061     4,221,809
  Internet services                                                         178,178       555,329
  BPO services                                                              119,700        59,239
                                                                        ------------  ------------
    Total cost of sales                                                   4,064,939     4,836,377
                                                                        ------------  ------------

Gross profit                                                              4,957,911     6,121,211

Operating expenses
  Payroll and related                                                     2,297,030     2,857,419
  Selling, general, and administrative                                    2,722,327     2,562,495
                                                                        ------------  ------------
    Total operating expenses                                              5,019,357     5,419,914
                                                                        ------------  ------------

Operating income (loss)                                                     (61,446)      701,297

Interest expense, net                                                    (1,122,756)   (1,262,697)
Gain on extinguishment of debt                                            6,301,935            --
Loss on sale of equipment                                                        --       (10,392)
                                                                        ------------  ------------

Income (loss) before provision for income taxes and minority interest     5,117,733      (571,792)

Provision for income taxes                                                    9,216        13,753
                                                                        ------------  ------------

Income (loss) before minority interest                                    5,108,517      (585,545)

Minority interest in loss of consolidated subsidiaries                       25,606        33,278
                                                                        ------------  ------------

Net income (loss) available to common shareholders                        5,134,123      (552,267)

Foreign currency translation adjustment                                    (292,132)      (58,146)
                                                                        ------------  ------------

Comprehensive income (loss)                                             $ 4,841,991   $  (610,413)
                                                                        ============  ============

Net income (loss) available to common shareholders per common share:
  Basic                                                                 $      0.22   $     (0.03)
                                                                        ============  ============
  Diluted                                                               $      0.21   $     (0.03)
                                                                        ============  ============

Weighted average common shares outstanding:
  Basic                                                                  23,320,094    21,096,423
                                                                        ============  ============
  Diluted                                                                24,322,594    21,096,423
                                                                        ============  ============



           See accompanying notes to consolidated financial statements


                                               GTC TELECOM CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2005



                                                                                                       Accumulated
                                                                  Additional   Note                    Other          Total
                                               Common Stock       Paid-in      Receivable Accumulated  Comprehensive  Stockholders'
                                            Shares     Amount     Capital      Officer    Deficit      Income (Loss)  Deficit

BALANCE AT JUNE 30, 2003                 20,714,122    20,714     8,885,200    (60,306)   (15,248,585)     10,010    (6,392,967)

Estimated fair market value of
 stock and warrants issued in
 connection with notes payable            1,390,000     1,390       148,305         --             --          --       149,695
Estimated fair market value of
 warrants granted to
 consultants for services
 rendered                                        --        --        65,000         --             --          --        65,000
Estimated fair market value of
 vested options granted to
 employees for compensation                      --        --       110,251         --             --          --       110,251
Exercise of stock options by
 officers                                     2,500         3            22         --             --          --            25
Net loss                                         --        --            --         --       (552,267)         --      (552,267)
Cumulative foreign currency
 translation adjustment                          --        --            --         --             --     (58,146)      (58,146)
                                         ---------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004                 22,106,622    22,107     9,208,778    (60,306)   (15,800,852)    (48,136)   (6,678,409)
                                         ---------------------------------------------------------------------------------------


Estimated fair market value of
 stock and warrants issued in
 connection with notes payable            4,896,470     4,896     1,485,931         --             --          --     1,490,827

Cancellation of previously issued stock    (201,000)     (201)      (22,799)        --             --          --       (23,000)
Estimated fair market value of
 vested options granted to
 employees for compensation                      --        --       110,249         --             --          --       110,249

Issuance of restricted common stock       1,000,000     1,000        59,000         --             --          --        60,000
Net income                                       --        --            --         --      5,134,123          --     5,134,123
Cumulative foreign currency
 translation adjustment                          --        --            --         --             --    (292,132)     (292,132)
                                         ---------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2005                 27,802,092   $27,802   $10,841,159   $(60,306)  $(10,666,729)  $(340,268)  $  (198,342)
                                         =======================================================================================



           See accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended June 30,
                                                                                  --------------------------
                                                                                       2005          2004
                                                                                  --------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                                 $ 5,134,123   $  (552,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Estimated fair market value of options granted
    to employees for compensation                                                     110,249       110,251
  Estimated fair market value of stock
    issued in connection with notes payable                                            20,827       149,695
  Gain on extinguishment of debt                                                   (6,301,935)           --
  Bad debt expense                                                                    724,514       159,467
  Depreciation and amortization                                                       303,467       298,056
  Amortization of debt discount                                                        76,458       199,500
  Minority interest in loss of consolidated subsidiaries                              (25,606)      (33,278)
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                                           --        65,000
  Loss on sale of equipment                                                                --        11,392
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                                   (1,184,755)      137,314
    Accounts payable and accrued expenses                                           1,174,135       472,439
    Accrued payroll and related taxes                                                  22,863      (188,472)
    Deferred income                                                                        --         1,315
                                                                                  ------------   -----------

Net cash provided by operating activities                                              54,340       830,412
                                                                                  ------------   -----------

Cash Flows From Investing Activities:
Purchases of property and equipment                                                  (224,732)     (171,425)
Proceeds from sale of equipment                                                            --            --
                                                                                  ------------   -----------

Net cash used in investing activities                                                (224,732)     (171,425)
                                                                                  ------------   -----------
Cash Flows From Financing Activities:
Principal repayments on notes payable                                                (871,632)   (1,893,330)
Principal borrowings on notes payable, net of fees of
  $1,196,777 and $202,000, respectively                                               945,000     1,305,341
Proceeds from issuance of stock                                                        60,000            --
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                                                 --        69,000
Principal payments under capital lease obligations                                    (13,398)       (8,805)
Cancellation of previously issued stock                                               (23,000)           --
Proceeds from exercise of stock options                                                    --            25
                                                                                  ------------   -----------

Net cash provided by (used in) financing activities                                    96,970      (527,769)

Effect of exchange rate on cash                                                           350       (58,146)

Net increase/(decrease) in cash                                                       (73,072)       73,072

Cash at beginning of year                                                              73,572           500
                                                                                  ------------   -----------
Cash at end of year                                                               $       500   $    73,572
                                                                                  ============   ===========

                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


Supplemental disclosure of cash flow information:

                                                                                    Years Ended June 30,
                                                                                      2005          2004
                                                                                  ------------------------
  Cash paid during the year for:
   Interest                                                                       $    11,214    $ 577,986


During the fiscal year ended June 30, 2005, the Company financed the purchase of equipment totaling $66,561 with notes payable.

During the year ended June 30, 2005, the Company converted a $725,000 short term note and accrued interest of $202,524 into a long term note with a principal amount of $1,200,000. In addition, the Company issued 2,400,000 shares of restricted common stock pursuant to the conversion of the note payable.

During the year ended June 30, 2005, the Company issued 2,176,470 shares of restricted common stock pursuant to the issuance of a note payable with a principal amount of $1,088,235.

During the year ended June 30, 2005, the Company converted $67,000 of accrued interest into a short term note.

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

NOTE  1  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GTC - GTC Telecom Corp. and subsidiaries (the "Company" or "GTC") provide various services including, telecommunication services, which includes long distance and local telephone, and calling card services, Internet related services including Internet service provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada
Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2005, the Company has an accumulated deficit of $10,666,729, and a stockholders' deficit of $198,342, and the Company is in default on several notes payable, (see Note 5). In addition, through June 30, 2005, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase profit margins through continued negotiations with Sprint (see Note 10) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At June 30, 2005 and 2004, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa
Solutions, Inc.'s operations be included in the consolidated financial statements of the Company. The 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at June 30, 2005 and 2004, respectively, is shown as minority interest in consolidated subsidiary in the accompanying consolidated financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, the provision for losses on accounts receivable, realizability of long-lived assets, estimates for income tax valuations, and valuation of securities options, and warrants issued.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

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

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. During the years ended June 30, 2005 and 2004, total depreciation expense was $303,467 and $298,056, respectively.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

LONG-LIVED ASSETS - In July 2001, the Financial Accounting Statements Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair
value.    As of June 30, 2005, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

REVENUE AND RELATED COST RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

TELECOMMUNICATIONS  RELATED  SERVICES

The Company's telecommunications service revenues are generated when customers make long distance telephone calls from their business or residential telephones for long distance service, monthly recurring charges for local service, or by using any of the Company's telephone calling cards.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense was approximately $22,000 and $30,000 for fiscal 2005 and 2004, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

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

At June 30, 2005, the Company has two stock-based employee compensation plans (see Note 6). For fixed awards with pro-rata vesting, the Company recognizes compensation cost ratably over the vesting period. Stock-based employee compensation cost totaling $110,249 and $110,251 is reflected in net income
(loss) for the years ended June 30, 2005 and 2004, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

                                                                     Years Ended June 30
                                                                      2005         2004
                                                                   -----------  ----------
Net income (loss)                                                  $5,134,123   $(552,267)
    As reported
    Add: stock-based employee compensation incurred
         Determined under intrinsic value based menthod               110,249     110,251

    Deduct: total stock-based employee compensation expense
         Determined under fair value based method for all awards     (219,200)   (237,507)
                                                                   -----------  ----------

    Pro-forma                                                      $5,025,172   $(679,523)
                                                                   ===========  ==========

Basic and diluted net income (loss) per share:
Basic
    As reported                                                    $     0.22   $   (0.03)
                                                                   ===========  ==========
    Pro-forma                                                      $     0.22   $   (0.03)
                                                                   ===========  ==========
Diluted
    As reported                                                    $     0.21   $   (0.03)
                                                                   ===========  ==========
    Pro-forma                                                      $     0.21   $   (0.03)
                                                                   ===========  ==========

EARNINGS (LOSS) PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share," requires basic earnings per share to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (see Note11). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the year ended June 30, 2004, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 11).

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their annual reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 12).

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. For the years ended June 30, 2005 and 2004, the Company recorded a foreign translation loss of $292,132 and $58,146, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2005.

SIGNIFICANT  RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that " under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges" SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________



NOTE  2  PROPERTY  AND  EQUIPMENT

Property and equipment consist of the following at June 30, 2005:

Computer equipment                 $657,266
Furniture and office equipment      204,398
Telephone equipment                 363,156
Leasehold Improvements              249,003
Automobiles                         267,062
                                 -----------
                                  1,740,885
Less accumulated depreciation    (1,132,588)
                                 -----------
                                   $608,297
                                 ===========


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

Future minimum annual commitments under lease arrangements are as follows:

   Years  Ending
     June  30,

       2006                                       $  13,647
       2007                                          11,859
       2008                                          10,380
       2009                                           1,730
                                                  ---------

Total minimum future lease payments                  37,616

Less: Amounts representing interest                  (6,076)
                                                  ---------

Present value of net minimum lease payments       $  31,534
                                                  =========

The following is an analysis of the leased equipment under capital leases as of June 30, 2005, which is included in property and equipment (Note 2).

                  Computer equipment              $  24,536
                  Telephone equipment                48,180
                                                  ---------
                                                     72,716
                  Less: Accumulated depreciation    (53,192)
                                                  ---------
                                                  $  19,524
                                                  =========

Interest incurred pursuant to the capital lease obligations was $4,694 and $3,600 for fiscal years 2005 and 2004, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

NOTE  4  RELATED  PARTY  TRANSACTIONS

NOTE  RECEIVABLE  OFFICER

As of June 30, 2005, the Company has net advances to an officer of $60,306. The advances were made prior to enactment of the Sarbanes-Oxley Act of 2002. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2005) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2005.

NOTE  5  NOTES  PAYABLE

In May 2005, the Company entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $1,088,235 principal amount along with 2,176,470 shares of our common stock (see Note 8) and 11,970,585 warrants (see Note 7), resulting in gross proceeds of $925,000, less offering costs of $78,563. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock at $0.135 per share. Such conversion price was deemed to be a beneficial conversion feature ("BCF"), as defined in Emerging Issues Task Force ("EITF") Issue No. 98-5. "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." As such, the proceeds of the notes were allocated, based on relative fair values, as follows: approximately $95,000 to the common shares issued; approximately $480,000 to the warrants granted; and approximately $350,000 to the BCF, resulting in a debt discount to such notes of $925,000. Under the terms of the notes, the Company must begin repayment of principal and interest in September 2005 and all unpaid principal and interest are due on November 23, 2006. In July 2005, the Company entered into additional subscription agreements with the same investors for principal of $911,765. Such borrowings have terms that are substantially the same as those described above and included the issuance of 1,823,530 shares of the Company's common stock to the lenders.

On June 7, 2005, the Company borrowed $20,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on July 22, 2005.

In August 2004, the Company restructured $725,000 in total principle on two past due notes payable plus corresponding interest into a new short term note payable, principal of $816,395. Such note required principal plus interest of $73,350 be repaid by November 30, 2004, and the Company issued 250,000 shares of its restricted common stock to the lender, valued at approximately $17,000 (based on the grant date fair value). In May 2005, the Company restructured such $816,395 past-due note payable plus corresponding accrued interest and penalties into a new long term note payable, principal amount $1,200,000. In connection with the new debt, the Company issued 2,400,000 shares of restricted common stock to the lender. The new note accrues simple interest in the amount of 12% per annum. The Company is obligated to pay accrued interest monthly, but then only if, after deducting all then current obligations, the Company at that time has at least $300,000 in available cash. The $1,200,000 debt is convertible at $0.13 per share, which resulted in a BCF of $185,000, which will be amortized over the life of the debt. In accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the $816,395 debt was considered extinguished in this restructuring, and a loss on extinguishment of approximately $670,000 was recorded.

In February 2005, the Company negotiated the settlement of all amounts due to MCI WorldCom, its former underlying network provider, totaling approximately $7,700,000 in exchange for the payment of $769,000. On May 23, 2005, the Company paid the settlement amount and satisfied the terms of the settlement agreement.

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. On November 18, 2004, the Company restructured the note. Under the new terms of the note, the Company is required to make monthly payments of $5,000 plus simple interest of 10% until all principal and accrued interest is repaid. The Company is currently in discussions with the noteholder to restructure the remaining payments. As of June 30, 2005, there remains $22,124 outstanding under the note.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 on April 8, 2004. On May 17, 2004, the note, as amended, was extended to July 19, 2004. On July 1, 2005, the Company agreed to resolve all outstanding amounts owed under the note via the payment of $30,000 plus bi-weekly payments of $8,000. The outstanding principal and accrued interest, which, at the time of the agreement totaled $167,000 will accrue simple interest at the rate of 10% per annum until fully repaid.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. As of June 30, 2005, all amounts owed, with the exception of $25,000 has been repaid. The Company currently is in the process of renegotiating payment terms.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________


The Company maintains a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $731, including interest at a rate of approximately 14.74%. The total outstanding balance on the revolving line of credit was $27,110 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2005. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of June 30, 2005, the Company has repaid $11,000 of the amount borrowed.

Future minimum principal payments on notes payable approximate the following for the years ending June 30:

                               2006           $   985,624
                               2007             1,595,264
                                              -----------
                                              $ 2,580,888

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

No employee compensation expense was recognized under APB 25 for options issued to employees under the SIP Plan during the year ended June 30, 2005.

1999  Stock  Option  Plan

On September 20, 1999, the Company's Board approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan, effective October 1, 1999. The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five-year period. Upon the approval and ratification of the SIP Plan, the Company elected to terminate the 1999 Omnibus Stock Option Plan.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

Non-Plan  Issuances

The Company recorded compensation expense for the vesting of previously issued "in the money" options to employees of $110,249 and $110,251 in the fiscal years ended June 30, 2005 and 2004, respectively.

A following is a status of the stock options outstanding at June 30, 2005 and 2004 and the changes during the years then ended:

                                                   2005                          2004
                                        -------------------------------------------------------------

                                                    Weighted Average                Weighted Average
                                         Options     Exercise Price      Options     Exercise Price
                                        -------------------------------------------------------------
Outstanding, beginning of year          2,264,000   $            0.62   3,356,900   $            0.80
       Granted                          2,300,000                0.10      86,000                0.12
       Exercised (see Note 8)                  --                  --      (2,500)               0.01
       Expired/Forfeited                 (342,800)               1.30  (1,176,400)               0.57
                                        ----------  -----------------  -----------  -----------------
Outstanding, end of year                4,221,200   $            0.28   2,264,000   $            0.62
                                        ==========  =================  ===========  =================
Exercisable at end of year              1,962,560   $            0.46   1,477,560   $            0.75
                                        ==========  =================  ===========  =================
Wtd avg fair value of options granted               $            0.10               $            0.10
                                                    -----------------               -----------------

The following table summarizes information concerning currently outstanding and exercisable options at June 30, 2005:


                                WEIGHTED      WEIGHTED                WEIGHTED
                NUMBER OF       AVERAGE        AVERAGE    NUMBER OF    AVERAGE
EXERCISE         OPTIONS       REMAINING      EXERCISE     OPTIONS    EXERCISE
PRICE RANGE    OUTSTANDING  CONTRACTUAL LIFE    PRICE    EXERCISABLE    PRICE
-------------  -----------  ----------------  ---------  -----------  ---------

0.01 - $1.00    3,780,200        7.28 years  $    0.18    1,521,560  $    0.25
1.01 - $2.00      432,000        4.28 years  $    1.15      432,000  $    1.15
    2.94            9,000        4.30 years  $    2.94        9,000  $    2.94
               -----------                               -----------
                4,221,200        6.04 years  $    0.28    1,962,560  $    0.46
               ===========                               ===========


Other  Information:

The fair market value of each option granted in 2005 and 2004 is estimated using the Black-Scholes option pricing model per SFAS 123. The Black-Scholes option-pricing model used the following weighted average assumptions for the years ended June 30, 2005 and 2004, respectively: (i) no dividend yield for each year, (ii) volatility of 341 percent and 287 percent, respectively, (iii) risk-free interest rate of 4.15 percent and 3.00 percent, respectively, and (iv) expected life of 5.0 years and 5.0 years, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

NOTE  7  WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

In May 2005, in connection with certain subscription agreements (See Note 5), the Company granted Class A and Class B warrants to acquire 6,529,410 and 5,441,175 shares, respectively, of the Company's common stock. The Class A warrants are immediately exercisable, have a term of four years, and have an exercise price of $0.22 per share. The Class B warrants are immediately exercisable, have a term of 120 days, and have an exercise price of $0.20 per share. Additionally, the broker involved with such subscription agreements was granted warrants to acquire 65,000 shares of the Company's common stock. Such warrants are immediately exercisable, have a term of five years, and have an exercise price of $0.20 per share.

In July 2005, pursuant to additional subscription agreements with the same investors for $911,765 in note principal under the same terms and conditions of the original subscription agreements, the Company issued an additional 5,470,590 Class A warrants and 4,558,825 Class B warrants.

In December 2004, the Company issued warrants to purchase up to 250,000 shares of the Company's restricted common stock in connection with the sale of 1,000,000 shares of Company's restricted common stock (see Note 8).

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

The following represents a summary of the warrants outstanding at June 30, 2005 and 2004 and changes during the years then ended:


                                                      2005                         2004
                                                    Weighted                     Weighted
                                                     Average                      Average
                                    Warrants     Exercise Price   Warrants    Exercise Price
                                    -----------  ---------------  ----------  ---------------
Outstanding, beginning of year       1,040,000   $          0.22    640,000   $          0.45
                                    -----------  ---------------  ----------  ---------------
       Granted                      12,285,585              0.21    500,000              0.13
       Exercised                            --                --         --                --
       Expired/Forfeited              (275,000)             0.39   (100,000)             1.02
                                    -----------  ---------------  ----------  ---------------
Outstanding, end of year            13,050,585   $          0.21  1,040,000   $          0.22
                                    ===========  ===============  ==========  ===============
Exercisable at the end of the year  13,050,585   $           021  1,040,000   $          0.22
                                    ===========  ===============  ==========  ===============

The outstanding and exercisable warrants above have prices ranging between $0.11 and $0.28`, with a weighted average remaining contractual life of 2.2 years.

The fair value of each warrant granted during 2005 and 2004 is estimated using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model used the following weighted average assumptions for the years ended June 30, 2005 and 2004, respectively: (i) no dividend yield for each year, (ii) volatility of 362 percent and 306 percent, respectively, (iii) risk-free interest rate of 3.73 percent and 1.5 percent, respectively, and (iv) expected life of 2.3 years and 3.0 years, respectively.

NOTE  8  COMMON  STOCK  ISSUANCES

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

During the years ended June 30, 2005 and 2004, the Company issued 2,496,470 and 1,390,000 shares, respectively, of the Company's restricted common stock in connection with notes payable (see Note 5).

In February 2004, the Company's Chief Financial Officer exercised options (previously granted pursuant to his director compensation plan) to purchase a total of 2,500 shares of the Company's common stock for $25.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

NOTE  9  INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes as of June 30, 2005 are as follows:

Deferred  tax  asset:
      Net  operating  loss  carryforward     $7,220,000
      Allowance  for  doubtful  accounts         44,000
                                             ----------

      Total  gross  deferred  tax  asset      7,264,000

      Less  valuation  allowance             (7,264,000)

      Net  deferred  tax  asset              $       --

There is no significant provision for income taxes for the years ended June 30, 2005 and 2004 since the Company fully offset taxable income in 2005 with net operating losses from prior years and incurred taxable losses in 2004.

The provision for income taxes for fiscal 2005 and 2004 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following for the year ending:

                                                                June  30,

                                                              2005       2004

Computed tax benefit at federal statutory rate            $1,740,000  $(190,000)
     State  income  tax  benefit, net of federal effect      307,000    (30,000)
     Change in valuation allowance                        (2,006,000)   173,000
     Other                                                   (31,783)    60,753
                                                          ----------  ---------
                                                          $    9,217  $  13,753

As of June 30, 2005, the Company had tax net operating loss carryforwards of approximately $18,000,000 and $6,500,000 for federal and state income tax reporting purposes, respectively, which begin expiring in 2014 and 2005, respectively. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period would be extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

In 2005 and 2004, the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company's recent cumulative losses prior to the gain on extinguishment of debt, the Company concluded that a full valuation allowance should be recorded in 2005 and 2004. As of June 30, 2005, the Company has provided a valuation allowance of $7,264,000 to fully reduce the deferred tax assets. The net change in the valuation allowance for fiscal year 2005 was a decrease of $2,006,000.

On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA provides several incentives for US multinational corporations and US manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The US Treasury Department is expected to issue additional guidance with regards to these provisions. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109.We are in the process of analyzing whether to take advantage of this opportunity or the potential impact on our income tax provision, if any.

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

On December 14, 2004, the Company and Bluefire agreed to terminate the agreement. In addition, Bluefire agreed to waive the Liquidated Damages in exchange for a one time payment by the Company of $10,000, to be paid by January 17, 2005. On January 17, 2005, the Company paid the $10,000 termination fee.

OPERATING LEASES - The Company leases a total of 5,137 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $9,697 pursuant to a one-year lease agreement ending February 28, 2006.

Effective October 1, 2002, Perfexa-U.S.'s Indian subsidiary, Perfexa Solutions Pvt. Ltd. ("Perfexa-India"), began leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 524,348 (approximately $12,100) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002, Perfexa-India also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, Perfexa-India is obligated to pay a monthly maintenance fee of Rs. 138,798 (approximately $3,200) per month for the first twelve months. Thereafter, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up.

Future minimum annual commitments under long-term facility lease and supplier arrangements (see below) approximate the following:


                     Facility Leases
   Years Ending      and Other       Telecom
   June 30,          Commitments     Supplier         Total
   ------------      ---------------------------------------
   2006              $ 168,000     $  162,000     $  330,000
   2007                  7,000         50,000         57,000
                     ---------------------------------------
                     $ 175,000     $  212,000     $  387,000
                     =======================================

Rent expense for the fiscal years ended June 30, 2005 and 2004 was $405,145 and $433,953, respectively.

CONTRACTS AND AGREEMENTS - The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Previously, the Company contracted with MCI WorldCom Network Services, Inc. ("MCI") as its underlying carrier. On July 1, 2004, the Company received notice from MCI that it was in default of the terms of its Promissory Note with MCI as well as the Telecommunications Services Agreement and Data Services Agreement ("TSA") between MCI and GTC. The total outstanding balance due MCI was approximately $7,739,261 at May 23, 2005, including $4,925,437 due on the Promissory Note,
$1,186,875 of accrued interest on the Promissory Note, and $1,626,949 owed on the TSA which have been included in accounts payable. As discussed in Note 5, on March 6, 2005, the Company negotiated a settlement with MCI providing for the full satisfaction of all amounts due MCI in exchange for payment of $750,000 on or before March 31, 2005 (the "Settlement Amount"). Subsequently, MCI agreed to extend the deadline for the payment of the Settlement Amount provided that the Company pay an additional $10,0000 and that the Settlement Amount accrue interest in the amount of $187.50 per day until paid. On May 23, 2005, the Company paid MCI $769,000 which represented full satisfaction of the Settlement Amount and accrued interest. The difference of $6,970,261 was recorded as a gain on the extinguishment of debt in the accompanying consolidated statement of operations.

On July 7, 2004, the Company transferred its customer accounts to its alternate supplier, Sprint Communications Company L.P. ("Sprint"). Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $162,000 as of June 30, 2005. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to an agreement with a third party company for the provisioning of the Company's Internet
Service Provider Access service. The Company is not obligated to any monthly minimums under its agreement with its underlying Internet service provider.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________


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

     Bonus  Pool  Amount
     Quarter                          Revenue  Goal   Executives  Non-Executives
--------------------------------------------------------------------------------

     1st  Quarter  ending  3/31/05     $2.5 Million   $30,000     $30,000
     2nd  Quarter  ending  6/30/05     $3.15Million   $45,000     $45,000
     3rd  Quarter  ending  9/30/05     $4.0 Million   $60,000     $60,000
     4th  Quarter  ending 12/31/05     $5.0 Million   $75,000     $75,000

As of the date of this report, no bonuses have been accrued or distributions have been made pursuant to the Bonus Pool Plan.

NOTE  11  EARNINGS  PER  SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended June 30, 2005 and 2004:

                                                                     2005         2004
                                                                 ------------------------
Net income (loss)                                                $ 5,134,123  $  (552,267)
                                                                 ===========  ===========

Weighted average number of common shares outstanding              23,320,094   21,096,423
Incremental shares from the assumed exercise of dilutive stock
    options and warrants                                           1,002,500           --
                                                                 -----------  -----------
Dilutive potential common shares                                  24,322,594   21,096,423
                                                                 ===========  ===========

Net loss per share:
Basic                                                            $      0.22  $     (0.03)
                                                                 ===========  ===========
Diluted                                                          $      0.21  $     (0.03)
                                                                 ===========  ===========

For the year ended June 30, 2004, potentially dilutive incremental shares were not included in the computation of diluted net loss per share because the Company had a net loss, which would make their inclusion antidilutive. Options and warrants to purchase 14,010,645 and 3,304,000 shares of the Company's common stock that were outstanding at June 30, 2005 and 2004, respectively, were not considered potentially dilutive because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________

NOTE  12  BUSINESS  SEGMENT  INFORMATION

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the years ended June 30, 2005 and 2004.


                                            2005          2004
                                      -----------  ------------
Revenues
--------

    Telecommunications and Internet   $8,842,541   $10,878,944
    BPO
       Perfexa-U.S.                      180,309        78,644
       Perfexa-India                          --            --
                                      -----------  ------------
         Total                        $9,022,850   $10,957,588
                                      ===========  ============

Cost of Sales
-------------

    Telecommunications and Internet   $3,945,239   $ 4,777,138
    BPO
       Perfexa-U.S.                      119,700        59,239
       Perfexa-India                          --            --
                                      -----------  ------------
         Total                        $4,064,939   $ 4,836,377
                                      ===========  ============

Operating Income (Loss)
-----------------------

    Telecommunications and Internet   $  794,384   $ 3,013,166
    BPO
       Perfexa-U.S.                     (952,842)   (2,396,369)
       Perfexa-India                      97,012        84,500
                                      -----------  ------------
         Total                        $  (61,446)  $   701,297
                                      ===========  ============

Capital Expenditures
--------------------

    Telecommunications and Internet   $   43,733   $   146,181
    BPO
       Perfexa-U.S.                        1,293         7,864
       Perfexa-India                     217,839       163,784
                                      -----------  ------------
         Total                        $  262,865   $   317,829
                                      ===========  ============


Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:


                                     June 30, 2005   June 30, 2004
Assets
------

    Telecommunications and Internet  $      996,406  $    1,002,223
    BPO
       Perfexa-U.S.                          25,416          28,549
       Perfexa-India                        609,327         553,714
                                     --------------  --------------
         Total                       $    1,631,149  $    1,584,486
                                     ==============  ==============

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________


NOTE  13  SUBSEQUENT  EVENTS (UNAUDITED)

In August 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited, completed a private offering of 530,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $24,400.

In September 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited, initiated a private offering of its common stock to third-party investors at a price of 12 Rupees per share. As of the date of this report, 250,000 shares have been sold, resulting in gross proceeds of $69,000.

Other unaudited subsequent events are discussed elsewhere in these notes to the consolidated financial statements.