Form 10KSB/A
period 2005-06-30
GTC TELECOM CORP
filed 2005-11-01
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  ______  No___X___

                                EXPLANATORY NOTE

     This amendment on Form 10-KSB/A summarizes the impact and effect of the restatement of our previously filed financial statements for the fiscal years ended June 30, 2005 and 2004 and the effects of that restatement for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005; and amends Items 6 and 7 of Part II of the Annual Report on Form 10KSB of GTC Telecom Corp. (the "Company") previously filed on September 28, 2005.
This amendment on Form 10-KSB/A for the fiscal year ended June 30, 2005 amends and restates only those items of the previously filed Form 10-KSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 14 to the Consolidated Financial Statements for the Company included in Part II - Item 7. No other information contained in the Company's Form 10-KSB for the year ended June 30, 2005 has been updated or amended.



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


     OPERATING EXPENSES - Operating expenses decreased by $198,027 or 3.0% to $6,473,018 for the year ended June 30, 2005 from $6,671,045 for the year ended June 30, 2004 primarily due to our shift of customer service and information technology development to our Perfexa subsidiary.

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

     Perfexa related operating expenses for the year ended June 30, 2005 were comprised primarily of $1,373,835 in payroll and related expenses paid to employees; rent of $251,136; depreciation expense of $194,484; and $550,645 of other operating expenses, primarily office maintenance and supplies.

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

     Perfexa related operating expenses for the year ended June 30, 2004 were comprised primarily of $1,338,258 in payroll and related expenses paid to employees; rent of $244,449; depreciation expense of $172,973; and $1,826,725 of other operating expenses, office maintenance and supplies.



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


     NET INCOME - Net income increased $5,409,662 to $3,679,674, or $0.16 per share for the year ended June 30, 2005, from a net loss of $1,729,988, or $(0.08) loss per share, for the year ended June 30, 2004, primarily as a result of a gain on extinguishment of debt (see above).

     ASSETS AND LIABILITIES - Assets increased by $46,663 to $1,631,149 at June 30, 2005 from $1,584,486 at June 30, 2004. The increase was due to net increases in accounts receivables of $155,771, and prepaid expenses of $12,905, net of decreases in deposits of $36,765, property and equipment of $12,174; cash of $73,072, and other assets of $2. Liabilities decreased by $5,409,098 to $3,928,571 at June 30, 2005 from $9,337,669 at June 30, 2004. The decrease was due to decreases in notes payable of $4,508,050, and accounts payable and accrued expenses of $910,513, primarily as a result of our settlement with MCI, and obligations under capital lease of $13,398 primarily due to purchase of equipment, net of increase in accrued payroll and payroll related liabilities of $22,863, associated with the decrease in telecommunications service costs, Internet service provider access fees and customer service operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit decreased by $(5,498,579) to $2,297,422 at June 30, 2005 from $7,796,001 at June 30, 2004. The decrease was attributable to a net profit of $3,679,674 (see above) for the year ended June 30, 2005, amortization of compensation expense related to previously issued/options to employees in the amount of $110,249, the fair market value of stock and warrants issued pursuant to notes payable of $1,490,827, the issuance of $60,000 of our restricted common stock, and a cumulative translation adjustment of $162,829, net of the cancellation of previously issued stock of $23,000.


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

     CASH FLOWS FROM OPERATIONS ACTIVITIES - Net cash provided by operating activities of $54,340 in fiscal year 2005 was primarily due to net income of $3,697,674; offset partially by changes in operating assets and liabilities, principally decreases in accounts receivable of $880,285, and prepaid expenses of $12,905, offset partially by accounts payable and accrued expenses of $2,335,314, accrued payroll and related taxes of $22,863, and deposits of $917; amortization of previously issued options vesting to employees in the current period of $110,249; the fair market value of stock issued in connection with a note payable of $20,827; depreciation and amortization expense of $303,467; the increase in bad debt expense related to accounts receivable of $724,514, and the amortization of debt discount of $76,458, offset partially by the gain on extinguishment of debt of $6,301,935, and minority interest of $42,818.


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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

INDEX  TO  FINANCIAL  STATEMENTS
Page


Report of Independent Registered Public Accounting Firm          F-1

Consolidated balance sheet at June 30, 2005 and 2004
 -As Restated                                                    F-2

Consolidated statements of operations and comprehensive
 loss for the years ended June  30, 2005 and 2004                F-3
 -As Restated

Consolidated statements of stockholders' deficit for
 the years ended June 30, 2005 and 2004-As Restated              F-4

Consolidated statements of cash flows for the years ended
 June 30, 2005 and 2004-As Restated                              F-5

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


21* Subsidiaries of the Registrant (incorporated by reference to Exhibit 14 in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 filed on September 28, 2005).


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


Dated  November 1,  2005

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

By:  /s/  ERIC  CLEMONS
          ERIC  CLEMONS
President and Director

By:  /s/  GERALD  DECICCIO
          GERALD  DECICCIO
Chief Financial Officer and Director and
Principal Accounting Officer

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To the Board of Directors and Shareholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheets of GTC Telecom Corp. (the "Company") and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. and subsidiaries at June 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred losses in the last several years, has a negative working capital of approximately $1,700,000, an accumulated deficit of approximately $13,300,000, and a stockholders' deficit of approximately $2,300,000 at June 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 14 to the accompanying consolidated financial statements, subsequent to September 28, 2005, management discovered a mathematical error in the consolidation process relating to the financial statements of the Company's foreign subsidiary, Perfexa-India, which resulted in the inadvertent elimination of certain of Perfexa-India's expenses for the years ended June 30, 2005 and 2004. Accordingly, the accompanying statements of operations for years ended June 30, 2005 and 2004, have been retroactively adjusted by approximately $1,436,000 and $1,178,000, respectively, as more fully described in Note 14.




/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP



Newport  Beach,  California

August 25, 2005, except for paragraph 5 of this report and Note 14, as to which the date is October 31, 2005




                                    GTC TELECOM CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS - AS RESTATED


                                                                                June 30,       June 30,
                                                                                  2005           2004
                                                                             -------------  -------------
ASSETS
  Cash                                                                       $        500   $     73,572
  Accounts receivable, net of allowance for doubtful accounts of
   approximately $111,000                                                         847,520        691,749
  Deposits                                                                         20,822         57,587
  Prepaid expenses                                                                 77,804         64,899
                                                                             -------------  -------------
    Total current assets                                                          946,646        887,807
                                                                             -------------  -------------

Property and equipment, net                                                       608,297        620,471
Other assets                                                                       76,206         76,208
                                                                             -------------  -------------

    Total assets                                                             $  1,631,149   $  1,584,486
                                                                             =============  =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                      $  2,274,505   $  3,185,018
  Accrued payroll and related taxes                                               233,860        210,997
  Obligation under capital leases                                                  10,381         13,394
  Notes payable, net of discounts totaling $894,486                                91,138      5,868,597
  Deferred income                                                                   4,560          4,560
                                                                             -------------  -------------
    Total current liabilities                                                   2,614,444      9,282,566
                                                                             -------------  -------------

Long-term liabilities:
  Obligation under capital leases, net of current portion                          21,153         31,538
  Notes payable, net of current portion, net of discounts totaling $302,290     1,292,974         23,565
                                                                             -------------  -------------

    Total liabilities                                                           3,928,571      9,337,669
                                                                             -------------  -------------
Commitments and contingencies

Minority interest in consolidated subsidiary                                           --         42,818

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                        --             --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    27,802,092 shares issued and outstanding                                       27,802         22,107
  Additional paid-in-capital                                                   10,841,159      9,208,778
  Note receivable officer                                                         (60,306)       (60,306)
  Accumulated deficit                                                         (13,280,899)   (16,978,573)
  Accumulated other comprehensive loss                                            174,822         11,993
                                                                             -------------  -------------
    Total stockholders' deficit                                                (2,297,422)    (7,796,001)
                                                                             -------------  -------------

    Total liabilities and stockholders' deficit                              $  1,631,149   $  1,584,486
                                                                             =============  =============


           See accompanying notes to consolidated financial statements



                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME/(LOSS) - AS RESTATED


                                                                           Years Ended June 30,
                                                                             2005         2004

Revenues:
  Telecommunications                                                    $ 8,257,994   $10,103,082
  Internet services                                                         584,547       775,862
  BPO services                                                              180,309        78,644
                                                                        ------------  ------------
    Total revenues                                                        9,022,850    10,957,588
                                                                        ------------  ------------

Cost of sales:
  Telecommunications                                                      3,767,061     4,221,809
  Internet services                                                         178,178       555,329
  BPO services                                                              119,700        59,239
                                                                        ------------  ------------
    Total cost of sales                                                   4,064,939     4,836,377
                                                                        ------------  ------------

Gross profit                                                              4,957,911     6,121,211

Operating expenses
  Payroll and related                                                     2,297,030     2,857,419
  Selling, general, and administrative                                    4,175,988     3,813,626
                                                                        ------------  ------------
    Total operating expenses                                              6,473,018     6,671,045
                                                                        ------------  ------------

Operating loss                                                           (1,515,107)     (549,834)

Interest expense, net                                                    (1,122,756)   (1,262,697)
Gain on extinguishment of debt                                            6,301,935            --
Loss on sale of equipment                                                        --       (10,392)
                                                                        ------------  ------------

Income (loss) before provision for income taxes and minority interest     3,664,072    (1,822,923)

Provision for income taxes                                                    9,216        13,751
                                                                        ------------  ------------

Income (loss) before minority interest                                    3,654,856    (1,836,674)

Minority interest in loss of consolidated subsidiaries                       42,818       106,686
                                                                        ------------  ------------

Net income (loss) available to common shareholders                        3,697,674    (1,729,988)

Foreign currency translation adjustment                                     162,829         1,983
                                                                        ------------  ------------

Comprehensive income (loss)                                             $ 3,860,503   $(1,728,005)
                                                                        ============  ============

Net income (loss) available to common shareholders per common share:
  Basic                                                                 $      0.16   $     (0.08)
                                                                        ============  ============
  Diluted                                                               $      0.15   $     (0.08)
                                                                        ============  ============

Weighted average common shares outstanding:
  Basic                                                                  23,320,094    21,096,423
                                                                        ============  ============
  Diluted                                                                24,322,594    21,096,423
                                                                        ============  ============


           See accompanying notes to consolidated financial statements


                                               GTC TELECOM CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT-AS RESTATED
                                           FOR THE TWO-YEAR PERIOD ENDED JUNE 30, 2005



                                                                                                       Accumulated
                                                                  Additional   Note                    Other          Total
                                               Common Stock       Paid-in      Receivable Accumulated  Comprehensive  Stockholders'
                                            Shares     Amount     Capital      Officer    Deficit      Income (Loss)  Deficit

BALANCE AT JUNE 30, 2003                 20,714,122    20,714     8,885,200    (60,306)   (15,248,585)     10,010    (6,392,967)

Estimated fair market value of
 stock and warrants issued in
 connection with notes payable            1,390,000     1,390       148,305         --             --          --       149,695
Estimated fair market value of
 warrants granted to
 consultants for services
 rendered                                        --        --        65,000         --             --          --        65,000
Estimated fair market value of
 vested options granted to
 employees for compensation                      --        --       110,251         --             --          --       110,251
Exercise of stock options by
 officers                                     2,500         3            22         --             --          --            25
Net loss                                         --        --            --         --     (1,729,988)         --    (1,729,988)
Cumulative foreign currency
 translation adjustment                          --        --            --         --             --      (1,983)       (1,983)
                                         ---------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004                 22,106,622    22,107     9,208,778    (60,306)   (16,978,573)    (11,993)   (7,796,001)
                                         ---------------------------------------------------------------------------------------


Estimated fair market value of
 stock and warrants issued in
 connection with notes payable            4,896,470     4,896     1,485,931         --             --          --     1,490,827

Cancellation of previously issued stock    (201,000)     (201)      (22,799)        --             --          --       (23,000)
Estimated fair market value of
 vested options granted to
 employees for compensation                      --        --       110,249         --             --          --       110,249

Issuance of restricted common stock       1,000,000     1,000        59,000         --             --          --        60,000
Net income                                       --        --            --         --      3,697,674          --     3,697,674
Cumulative foreign currency
 translation adjustment                          --        --            --         --             --     162,829       162,829
                                         ---------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2005                 27,802,092   $27,802   $10,841,159   $(60,306)  $(13,280,899)   $174,822   $(2,297,422)
                                         =======================================================================================



           See accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS-AS RESTATED

                                                                                      Years Ended June 30,
                                                                                  --------------------------
                                                                                       2005          2004
                                                                                  --------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                                 $ 3,697,674   $(1,729,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Estimated fair market value of options granted
    to employees for compensation                                                     110,249       110,251
  Estimated fair market value of stock
    issued in connection with notes payable                                            20,827       149,695
  Gain on extinguishment of debt                                                   (6,301,935)           --
  Bad debt expense                                                                    724,514       159,467
  Depreciation and amortization                                                       303,467       298,056
  Amortization of debt discount                                                        76,458       199,500
  Minority interest in loss of consolidated subsidiaries                              (42,818)     (106,686)
  Estimated fair market value of options and warrants
    granted to consultants for services rendered                                           --        65,000
  Loss on sale of equipment                                                                --        11,392
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                                     (892,273)      137,314
    Accounts payable and accrued expenses                                           2,335,314     1,663,439
    Accrued payroll and related taxes                                                  22,863      (188,472)
    Deferred income                                                                        --         1,315
                                                                                  ------------   -----------

Net cash provided by operating activities                                              54,340       770,283
                                                                                  ------------   -----------

Cash Flows From Investing Activities:
Purchases of property and equipment                                                  (224,732)     (171,425)
Proceeds from sale of equipment                                                            --            --
                                                                                  ------------   -----------

Net cash used in investing activities                                                (224,732)     (171,425)
                                                                                  ------------   -----------
Cash Flows From Financing Activities:
Principal repayments on notes payable                                                (871,632)   (1,893,330)
Principal borrowings on notes payable, net of fees of
  $1,196,777 and $202,000, respectively                                               945,000     1,305,341
Proceeds from issuance of stock                                                        60,000            --
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                                                 --        69,000
Principal payments under capital lease obligations                                    (13,398)       (8,805)
Cancellation of previously issued stock                                               (23,000)           --
Proceeds from exercise of stock options                                                    --            25
                                                                                  ------------   -----------

Net cash provided by (used in) financing activities                                    96,970      (527,769)

Effect of exchange rate on cash                                                           350         1,983

Net increase/(decrease) in cash                                                       (73,072)       73,072

Cash at beginning of year                                                              73,572           500
                                                                                  ------------   -----------
Cash at end of year                                                               $       500   $    73,572
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


GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2005, the Company has a negative working capital of $1,667,798, an accumulated deficit of $13,280,899, and a stockholders' deficit of $2,297,422, and the Company is in default on several notes payable, (see Note 5). In addition, through June 30, 2005, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase profit margins through continued negotiations with Sprint (see Note 10) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.


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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
________________________________________________________________________________


                                                                     Years Ended June 30
                                                                      2005         2004
                                                                   -----------  -----------
Net income (loss)                                                  $3,697,674   $(1,729,988)
    As reported
    Add: stock-based employee compensation incurred
         Determined under intrinsic value based menthod               110,249       110,251

    Deduct: total stock-based employee compensation expense
         Determined under fair value based method for all awards     (219,200)     (237,507)
                                                                   -----------  ------------

    Pro-forma                                                      $3,588,723   $(1,857,244)
                                                                   ===========  ============

Basic and diluted net income (loss) per share:
Basic
    As reported                                                    $     0.16   $     (0.08)
                                                                   ===========  ============
    Pro-forma                                                      $     0.15   $     (0.08)
                                                                   ===========  ============
Diluted
    As reported                                                    $     0.15   $     (0.08)
                                                                   ===========  ============
    Pro-forma                                                      $     0.15   $     (0.09)
                                                                   ===========  ============


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


TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. For the years ended June 30, 2005 and 2004, the Company recorded a foreign translation gain of $162,829 and $1,983, respectively.

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

NOTE  9  INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes as of June 30, 2005 are as follows:

Deferred  tax  asset:

      Net  operating  loss  carryforward     $8,240,000
      Allowance  for  doubtful  accounts         44,000
                                             ----------

      Total  gross  deferred  tax  asset      8,284,000

      Less  valuation  allowance             (8,284,000)

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

The provision for income taxes for fiscal 2005 and 2004 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following for the year ending:

                                                                June  30,

                                                              2005       2004

Computed tax benefit at federal statutory rate            $1,257,000  $(588,000)
     State  income  tax  benefit, net of federal effect      222,000   (104,000)
     Change in valuation allowance                        (1,438,000)   645,000
     Other                                                   (31,783)    60,753
                                                          ----------  ---------
                                                          $    9,217  $  13,753

As of June 30, 2005, the Company had tax net operating loss carryforwards of approximately $20,600,000 and $6,500,000 for federal and state income tax reporting purposes, respectively, which begin expiring in 2014 and 2005, respectively. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period would be extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

In 2005 and 2004, the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company's recent cumulative losses prior to the gain on extinguishment of debt, the Company concluded that a full valuation allowance should be recorded in 2005 and 2004. As of June 30, 2005, the Company has provided a valuation allowance of $8,284,000 to fully reduce the deferred tax assets. The net change in the valuation allowance for fiscal year 2005 was a decrease of $1,438,000.

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

In the event the Company was to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

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

NOTE  11  EARNINGS  PER  SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended June 30, 2005 and 2004:


                                                                     2005         2004
                                                                 ------------------------
Net income (loss)                                                $ 3,697,674  $(1,729,988)
                                                                 ===========  ===========

Weighted average number of common shares outstanding              23,320,094   21,096,423
Incremental shares from the assumed exercise of dilutive stock
    options and warrants                                           1,002,500           --
                                                                 -----------  -----------
Dilutive potential common shares                                  24,322,594   21,096,423
                                                                 ===========  ===========

Net loss per share:
Basic                                                            $      0.16  $     (0.08)
                                                                 ===========  ===========
Diluted                                                          $      0.15  $     (0.08)
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



                                            2005          2004
                                      -----------  ------------
Revenues
--------

    Telecommunications and Internet  $ 8,842,541   $10,878,944
    BPO
       Perfexa-U.S.                      180,309        78,644
       Perfexa-India                          --            --
                                     ------------  ------------
         Total                       $ 9,022,850   $10,957,588
                                     ============  ============

Cost of Sales
-------------

    Telecommunications and Internet  $ 3,945,239   $ 4,777,138
    BPO
       Perfexa-U.S.                      119,700        59,239
       Perfexa-India                          --            --
                                     ------------  ------------
         Total                       $ 4,064,939   $ 4,836,377
                                     ============  ============

Operating Loss
-----------------------

    Telecommunications and Internet  $   794,384   $ 3,013,166
    BPO
       Perfexa-U.S.                     (952,842)   (2,396,369)
       Perfexa-India                  (1,356,649)   (1,166,631)
                                     ------------  ------------
         Total                       $(1,515,107)  $  (549,834)
                                     ============  ============

Capital Expenditures
--------------------

    Telecommunications and Internet  $    43,733   $   146,181
    BPO
       Perfexa-U.S.                        1,293         7,864
       Perfexa-India                     217,839       163,784
                                     ------------  ------------
         Total                       $   262,865   $   317,829
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

NOTE 14 RESTATEMENT

Subsequent to September 28, 2005 and after the Company had filed its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, Management discovered a mathematical error in the consolidation process relating to the financial statements of the Company's foreign subsidiary, Perfexa-India, which resulted in the inadvertent elimination of certain of Perfexa-India's operating expenses for the years ended June 30, 2005 and 2004. Accordingly, the accompanying statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:



Effect of Inadvertent Elimination of  As Previously    Retroactive
Expenses In Consolidation Process     Reported         Adjustment     As Restated
------------------------------------  ---------------  -------------  -------------
Fiscal Year 2005
  -  Net Income                       $    5,134,123   $ (1,436,449)  $  3,697,674
  -  Diluted Earnings Per Share       $         0.21   $      (0.06)  $       0.15

Fiscal Year 2004
  - Net Loss                          $     (552,267)  $ (1,177,721)  $ (1,729,988)
  - Loss Per Share                    $        (0.03)  $      (0.05)         (0.08)