Form 10QSB/A
period 2004-09-30
GTC TELECOM CORP
filed 2005-11-03
CIK 1081919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                (Amendment No. 1)

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

          Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and June 30, 2004-As Restated

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three months ended September 30, 2004 and 2003-As Restated

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2004 and 2003-As Restated

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

                                EXPLANATORY NOTE

This amendment on Form 10-QSB/A summarizes the impact and effect of the restatement of our previously filed financial statements for the quarter ended September 30, 2004; and amends Items 1 and 2 of Part I of the Quarterly Report on Form 10QSB of GTC Telecom Corp. (the "Company") previously filed on November 15, 2004.

This amendment on Form 10-QSB/A for the quarter ended September 30, 2004 amends and restates only those items of the previously filed Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Condensed Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 10 to the Condensed Consolidated Financial Statements for the Company included in Part I - Item 1. No other information contained in the Company's Form 10-QSB for the quarter ended September 30, 2004 has been updated or amended.



ITEM  1.  FINANCIAL  STATEMENTS

                                GTC TELECOM CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS-AS RESTATED


                                                                       September 30,     June 30,
                                                                           2004           2004
                                                                        (Unaudited)
                                                                     ---------------  -------------
ASSETS
  Cash                                                               $          500   $     73,572
  Accounts receivable, net of allowance for doubtful accounts of approximately $76,000 and $49,000 at
   September 30, 2004 and June 30, 2004, respectively                       618,972        691,749
  Deposits                                                                   57,007         57,587
  Prepaid expenses                                                           64,401         64,899
                                                                     ---------------  -------------
    Total current assets                                                    740,880        887,807

Property and equipment, net                                                 590,531        620,471
Other assets                                                                 77,992         76,208
                                                                     ---------------  -------------

    Total assets                                                     $    1,409,403   $  1,584,486
                                                                     ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $    3,724,832   $  3,185,018
  Accrued payroll and related taxes                                         174,417        210,997
  Obligation under capital leases                                            11,691         13,394
  Notes payable                                                           5,863,146      5,868,597
  Deferred income                                                             4,560          4,560
                                                                     ---------------  -------------
    Total current liabilities                                             9,778,646      9,282,566

Long-term liabilities:
  Obligation under capital leases, net of current portion                    28,700         31,538
  Notes payable, net of current portion                                      24,277         23,565
                                                                     ---------------  -------------
    Total Liabilities                                                     9,831,623      9,337,669

Commitments and contingencies

Minority interest in consolidated subsidiary                                 25,588         42,818

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                  --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    22,401,622 and 22,106,622 shares issued and outstanding at
    September 30, 2004 and June 30, 2004, respectively                       22,402         22,107
  Additional paid-in-capital                                              9,256,122      9,208,778
  Note receivable officer                                                   (60,306)       (60,306)
  Accumulated other comprehensive loss                                        6,467         11,993
  Accumulated deficit                                                   (17,672,493)   (16,978,573)
                                                                     ---------------  -------------
    Total stockholders' deficit                                          (8,447,808)    (7,796,001)
                                                                     ---------------  -------------

    Total liabilities and stockholders' deficit                      $    1,409,403   $  1,584,486
                                                                     ===============  =============



    The accompanying notes are an integral part of these condensed consolidated financial statements.



                                 GTC TELECOM CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE LOSS-AS RESTATED
                                    (UNAUDITED)

                                                            Three Months Ended
                                                              September 30,
                                                            2004          2003
                                                        ------------  ------------
Revenues:
  Telecommunications                                    $ 1,852,585   $ 2,917,023
  Internet services                                         175,469       204,077
  BPO services                                               40,579            --
                                                        ------------  ------------
    Total revenues                                        2,068,633     3,121,100
                                                        ------------  ------------

Cost of sales:
  Telecommunications                                        908,896     1,388,345
  Internet services                                          47,230       162,330
  BPO services                                               28,728            --
                                                        ------------  ------------
    Total cost of sales                                     984,854     1,550,675
                                                        ------------  ------------

Gross profit                                              1,083,779     1,570,425

Operating expenses:
  Payroll and related                                       595,446       763,642
  Selling, general, and administrative                      908,709     1,032,864
                                                        ------------  ------------
    Total operating expenses                              1,504,155     1,796,506
                                                        ------------  ------------

Operating loss                                             (420,376)     (226,081)

Interest expense, net                                      (288,203)     (114,837)
                                                        ------------  ------------

Loss before provision for income taxes and minority
interest                                                   (708,579)     (340,918)

Provision for income taxes                                    2,571         2,245
                                                        ------------  ------------

Loss before minority interest                              (711,150)     (343,163)

Minority interest in loss of consolidated subsidiaries       17,230        18,727
                                                        ------------  ------------

Net loss available to common stockholders                  (693,920)     (324,436)

Foreign currency translation adjustment                      (5,526)        1,334
                                                        ------------  ------------

Comprehensive loss                                      $  (699,446)  $  (323,102)
                                                        ============  ============

Basic and diluted net loss available to common
  stockholders per common share                         $     (0.03)  $     (0.02)
                                                        ============  ============

Basic and diluted weighted average common shares
  outstanding                                            22,261,405    20,721,731
                                                        ============  ============









    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   GTC TELECOM CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-AS RESTATED
                                      (UNAUDITED)

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2004        2003
                                                                ----------  ---------
Cash Flows From Operating Activities:
Net loss                                                        $(693,920)  $(324,436)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                     27,563      27,563
  Estimated fair market value of stock issued in
    connection with notes payable                                  20,076       3,070
  Depreciation and amortization                                    79,406      64,554
  Bad debt expense                                                 43,058      70,612
  Minority interest in loss of consolidated subsidiaries          (17,230)    (18,727)
  Loss on sale of equipment                                            --      12,342
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                   29,013     127,071
    Accounts payable and accrued expenses                         539,814     668,595
    Accrued payroll and related taxes                             (36,580)    (18,960)
                                                                ----------  ---------

Net cash provided by operating activities                          (8,800)    611,684
                                                                ----------  ---------
Cash Flows From Investing Activities:
Purchases of property and equipment                                (8,237)    (71,911)
                                                                ----------  ---------

Net cash used in investing activities                              (8,237)    (71,911)
                                                                ----------  ---------

Cash Flows From Financing Activities:
Principal repayments on notes payable                             (45,968)   (651,375)
Principal payments under capital lease obligations                 (4,541)     (2,732)
Principal borrowings on notes payable, net of fees of $202,000         --      59,000
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                             --      54,000
                                                                ----------  ---------

Net cash used in financing activities                             (50,509)   (541,107)
                                                                ----------  ---------

Effect of exchange rate on cash                                    (5,526)      1,334
                                                                ----------  ---------
Net decrease in cash                                              (73,072)         --

Cash at beginning of period                                        73,572         500
                                                                ----------  ---------

Cash at end of period                                           $     500   $     500
                                                                ==========  ==========



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
Interest                                                        $   2,166   $ 106,759
                                                                ==========  ==========
Income taxes                                                    $   2,571   $   2,245
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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:


GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company has negative working capital of $9,037,766, an accumulated deficit of $17,672,493, and a stockholders' deficit of $8,447,808; in addition, through September 30, 2004, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.


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


TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $5,526 for the three months ended September 30, 2004 and a translation gain of $1,334 for the three months ended September 30, 2004.


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





                                                                Three Months Ended
                                                                   September 30,
                                                                  2004     2003

Net loss available to common stockholders:
    As reported                                              $  (693,920)  $(324,436)
    Deduct total stock-based employee compensation expense
     determined under fair based method for all awards           (57,000)    (59,000)
                                                             ------------  ----------

    Pro-forma                                                $  (750,920)  $(383,436)
                                                             ============  ==========

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $     (0.03)  $   (0.02)
                                                             ============  ==========

    Pro-forma                                                $     (0.03)  $   (0.02)
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

The following table sets forth the computation of basic and diluted loss per common share:




                                                                   Three Months Ended
                                                                       September 30,
                                                                    2004           2003
                                                                ------------  ------------
Net loss available to common stockholders                       $  (693,920)  $  (324,436)

Weighted average number of common shares outstanding             22,261,405    20,721,731
Incremental shares from the assumed exercise of dilutive stock
options and warrants                                                     --            --
Dilutive potential common shares                                 22,261,405    20,721,731
                                                                ------------  ------------

Basic and diluted net loss available to common
stockholders per common share                                   $     (0.03)  $     (0.02)
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



                             Three Months Ended   Three Months Ended
                             September 30, 2004   September 30, 2003
REVENUES
---------

    Telecommunications and Internet  $2,028,054   $3,121,100
    BPO
       Perfexa-U.S.                      40,579           --
       Perfexa-India                         --           --
                                     -----------  -----------
         Total                       $2,068,633   $3,121,100
                                     ===========  ===========

COST OF SALES
-------------

    Telecommunications and Internet  $  956,126   $1,550,675
    BPO
       Perfexa-U.S.                      28,728           --
       Perfexa-India                         --           --
                                     -----------  -----------
         Total                       $  984,854   $1,550,675
                                     ===========  ===========

OPERATING INCOME/LOSS
---------------------

    Telecommunications and Internet  $  155,322   $  710,534
    BPO
       Perfexa-U.S.                    (267,660)    (653,781)
       Perfexa-India                   (308,038)    (282,834)
                                     -----------  -----------
         Total                       $ (420,376)  $ (226,081)
                                     ===========  ===========

CAPITAL EXPENDITURES
--------------------

    Telecommunications and Internet  $   46,352   $   84,349
    BPO
       Perfexa-U.S.                          --           --
       Perfexa-India                      3,114       93,626
                                     -----------  -----------
         Total                       $   49,466   $  177,975
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
                                     ==========  ==========

NOTE 10 - RESTATEMENT:

Subsequent to September 28, 2005 and after the Company had filed its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, management discovered a mathematical error in the consolidation process relating to the financial statements of the Company's foreign subsidiary, Perfexa-India, which resulted in the inadvertent elimination of certain of Perfexa-India's operating expenses for the three months ended September 30, 2004. Accordingly, the accompanying statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:


Effect of Inadvertent Elimination of   As Previously    Retroactive
Expenses In Consolidation Process      Reported         Adjustment     As Restated
-------------------------------------  ---------------  -------------  -------------


Three Months Ended September 30, 2004
  -  Net Loss                          $     (376,449)  $   (317,471)  $   (693,920)
  -  Loss Per Share                    $        (0.02)  $      (0.01)  $      (0.03)

The reclassification adjustments described above do not affect the previously reported results of operations for the three months ended September 30, 2003.

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


OPERATING EXPENSES - Operating expenses decreased by $292,351 or 16.3% to $1,504,155 in the three months ended September 30, 2004 from $1,796,506 in the three months ended September 30, 2003 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the three months ended September 30, 2004 were comprised primarily of $250,307 in payroll and related expenses paid to employees; billing related costs of $156,828; rent of $41,039; bad debt of $43,058; depreciation expense of $34,052; amortization of previously issued options to employees valued at approximately $27,563; and $363,759 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the three months ended September 30, 2004 were comprised primarily of $345,139 in payroll and related expenses paid to employees; rent of $62,799; depreciation expense of $45,354; and $134,257 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.



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


NET LOSS - Net loss increased $369,484 to $693,920 or $0.03 loss per common share for the three months ended September 30, 2004, from a net loss of $324,436, or $0.02 loss per common share, for the three months ended September 30, 2003.

ASSETS AND LIABILITIES - Assets decreased by $175,083 to $1,409,403 as of September 30, 2004 from $1,584,486 as of June 30, 2004. The decrease was due to net decreases in accounts receivable of $72,777, cash of $73,072, deposits of $580, prepaid expenses of $498, and property and equipment of $29,940, net of an increase in other assets of $1,784. Liabilities increased by $493,954 to $9,831,623 as of September 30, 2004 from $9,337,669 as of June 30, 2004. The increase was due to increases in accounts payable and accrued expenses of $539,814, primarily for amounts owed to WorldCom (associated with customer usage), net of decreases in payroll and payroll related liabilities of $36,580, obligations under capital lease of $4,541, and notes payable of $4,739 due primarily to principal repayments, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $651,807 to $8,447,808 as of September 30, 2004 from $7,796,001 as of June 30, 2004. The increase was attributable to net loss of $693,920 in the three months ended September 30, 2004, and a cumulative translation adjustment of $5,526; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $27,563; the fair market value of stock issued pursuant to notes payable of $20,076.


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


CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $8,800 for the three months ended September 30, 2004 was primarily due to net loss of $693,920, offset partially by changes in operating assets and liabilities, principally increases in accounts receivable and other current assets of $29,013, and accounts payable and accrued expenses of $539,814, and a decrease in accrued payroll and related taxes of $36,580; and minority interest of $17,230; offset partially by the amortization of previously issued options vesting to employees in the current period of $27,563; the fair market value of stock issued in connection with a note payable of $20,076; depreciation and amortization expense of $79,406; and the increase in bad debt expense related to accounts receivable of $43,058.


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



                              GTC  TELECOM  CORP.

                              By:  /s/  S.  Paul  Sandhu
                              S.  Paul  Sandhu
                              Chief  Executive  Officer
                              (Principal  Executive  Officer)

                              By:/s/  Gerald  A.  DeCiccio
                              Gerald  A.  DeCiccio
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)


Dated:  November  2,  2005