Form 10QSB/A
period 2004-12-31
GTC TELECOM CORP
filed 2005-11-03
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

          Condensed Consolidated Balance Sheets at December 31, 2004 (Unaudited) and June 30, 2004 - As Restated

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and six months ended
          December  31,  2004  and  2003 - As Restated

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2004 and 2003 - As Restated

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

                                EXPLANATORY NOTE

This amendment on Form 10-QSB/A summarizes the impact and effect of the restatement of our previously filed financial statements for the quarter ended December 31, 2004; and amends Items 1 and 2 of Part I of the Quarterly Report on Form 10QSB of GTC Telecom Corp. (the "Company") previously filed on February 14, 2005.

This amendment on Form 10-QSB/A for the quarter ended December 31, 2004 amends and restates only those items of the previously filed Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Condensed Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 9 to the Condensed Consolidated Financial Statements for the Company included in Part I - Item 1. No other information contained in the Company's Form 10-QSB for the quarter ended December 31, 2004 has been updated or amended.


ITEM 1.  FINANCIAL STATEMENTS

                                         GTC TELECOM CORP.
                        CONDENSED CONSOLIDATED BALANCE SHEETS-AS RESTATED


                                                                      December 31,     June 30,
                                                                          2004           2004
                                                                       (Unaudited)
                                                                     --------------  -------------
ASSETS
  Cash                                                               $         500   $     73,572
  Accounts receivable, net of allowance for doubtful accounts of approximately $80,000 and $49,000 at
   December 31, 2004 and June 30, 2004, respectively                       858,844        691,749
  Deposits                                                                  57,007         57,587
  Prepaid expenses                                                          69,508         64,899
                                                                     --------------  -------------
    Total current assets                                                   985,859        887,807

Property and equipment, net                                                513,954        620,471
Other assets                                                                81,134         76,208
                                                                     --------------  -------------

    Total assets                                                     $   1,580,947   $  1,584,486
                                                                     ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $   4,366,760   $  3,185,018
  Accrued payroll and related taxes                                        228,709        210,997
  Obligation under capital leases                                           10,818         13,394
  Notes payable                                                          5,831,938      5,868,597
  Deferred income                                                            4,560          4,560
                                                                     --------------  -------------
    Total current liabilities                                           10,442,795      9,282,586

Long-term liabilities:
  Obligation under capital leases, net of current portion                   26,141         31,538
  Notes payable, net of current portion                                     20,695         23,565
                                                                     --------------  -------------
    Total Liabilities                                                   10,442,785      9,337,669

Commitments and contingencies

Minority interest in consolidated subsidiary                                 9,797         42,818

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                 --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    23,426,622 and 22,106,622 shares issued and outstanding at
    December 31, 2004 and June 30, 2004, respectively                       23,427         22,107
  Additional paid-in-capital                                             9,343,410      9,208,778
  Note receivable officer                                                  (60,306)       (60,306)
  Accumulated other comprehensive loss                                     (17,411)        11,993
  Accumulated deficit                                                  (18,207,591)   (16,978,573)
                                                                     --------------  -------------
    Total stockholders' deficit                                         (8,918,471)    (7,796,001)
                                                                     --------------  -------------

    Total liabilities and stockholders' deficit                      $   1,580,947   $  1,584,486
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


                                               GTC TELECOM CORP.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       AND COMPREHENSIVE LOSS-AS RESTATED
                                                  (UNAUDITED)

                                                             Three Months Ended          Six Months Ended
                                                                 December 31,               December 31,
                                                              2004         2003          2004          2003
                                                         ------------  ------------  ------------  ------------
Revenues:
  Telecommunications                                     $ 2,079,193   $ 2,661,782   $ 3,931,778   $ 5,578,805
  Internet services                                          130,880       190,104       306,349       394,181
  BPO services                                                41,313         9,700        81,892         9,700
                                                         ------------  ------------  ------------  ------------
    Total revenues                                         2,251,386     2,861,586     4,320,019     5,982,686
                                                         ------------  ------------  ------------  ------------

Cost of sales:
  Telecommunications                                         959,078     1,049,945     1,867,974     2,438,290
  Internet services                                           51,997       163,201        99,227       325,531
  BPO services                                                28,728         6,384        57,456         6,384
                                                         ------------  ------------  ------------  ------------
    Total cost of sales                                    1,039,803     1,219,530     2,024,657     2,770,205
                                                         ------------  ------------  ------------  ------------

Gross profit                                               1,211,583     1,642,056     2,295,362     3,212,481
                                                         ------------  ------------  ------------  ------------

Operating expenses:
  Payroll and related                                        594,855       703,847     1,190,301     1,467,489
  Selling, general, and administrative                       870,776     1,068,432     1,779,484     2,101,296
                                                         ------------  ------------  ------------  ------------
    Total operating expenses                               1,465,631     1,772,279     2,969,785     3,568,785
                                                         ------------  ------------  ------------  ------------

Operating loss                                              (254,048)     (130,223)     (674,423)     (356,304)

Interest expense, net                                       (291,877)     (305,956)     (580,080)     (420,793)
                                                         ------------  ------------  ------------  ------------

Loss before provision for income taxes
and minority interest                                       (545,925)     (436,179)   (1,254,503)     (777,097)

Provision for income taxes                                     4,965            --         7,536         2,245
                                                         ------------  ------------  ------------  ------------

Loss before minority interest                               (550,890)     (436,179)   (1,262,039)     (779,342)

Minority interest in loss of consolidated subsidiaries        15,791        19,618        33,021        38,345
                                                         ------------  ------------  ------------  ------------

Net loss available to common stockholders                   (535,099)     (416,561)   (1,229,018)     (740,997)

Foreign currency translation adjustment                      (23,878)          888       (29,404)        2,222
                                                         ------------  ------------  ------------  ------------

Comprehensive loss                                       $  (558,977)  $  (415,673)  $(1,258,422)  $  (738,775)
                                                         ============  ============  ============  ============

Basic and diluted net loss available to common
  stockholders per common share                          $     (0.02)  $     (0.02)  $     (0.05)  $     (0.04)
                                                         ============  ============  ============  ============

Basic and diluted weighted average common
  shares outstanding                                      22,445,915    20,814,992    22,353,660    20,768,361
                                                         ============  ============  ============  ============



    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   GTC TELECOM CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-AS RESTATED
                                      (UNAUDITED)

                                                                  Six Months Ended
                                                                      December 31,
                                                                   2004         2003
                                                                ----------  ---------
Cash Flows From Operating Activities:
Net loss                                                      $(1,229,018)  $(740,997)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                     55,125      55,125
  Estimated fair market value of stock issued in
    connection with notes payable                                  20,827      16,414
  Depreciation and amortization                                   155,946     143,003
  Bad debt expense                                                102,689     109,932
  Minority interest in loss of consolidated subsidiaries          (33,021)    (38,345)
  Amortization of debt discount                                        --      58,264
  Loss on sale of equipment                                            --      11,392
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                 (278,739)     32,564
    Accounts payable and accrued expenses                       1,181,742     494,198
    Accrued payroll and related taxes                              17,712      65,961
    Deferred income                                                    --       1,102
                                                                ----------  ---------

Net cash provided by operating activities                          (6,737)    208,613
                                                                ----------  ---------

Cash Flows From Investing Activities:
Purchases of property and equipment                               (31,193)   (114,009)
                                                                ----------  ---------

Net cash used in investing activities                             (31,193)   (114,009)
                                                                ----------  ---------

Cash Flows From Financing Activities:
Proceeds from sale of stock                                        60,000          --
Principal repayments on notes payable                             (57,765)   (938,285)
Principal payments under capital lease obligations                 (7,973)     (6,541)
Principal borrowings on notes payable, net of fees of $130,000         --     779,000
Proceeds from issuance of stock of subsidiary, net of
  offering costs of $6,000                                             --      69,000
                                                                ----------  ---------

Net cash provided by /(used in) financing activities               (5,738)    (96,826)
                                                                ----------  ---------

Effect of exchange rate on cash                                   (29,404)      2,222
                                                                ----------  ---------

Net decrease in cash                                              (73,072)         --

Cash at beginning of period                                        73,572         500
                                                                ----------  ---------

Cash at end of period                                           $     500   $     500
                                                                ==========  =========




Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                  $  3,844   $ 191,298
                                                                 ========   =========
       Income taxes                                              $  7,536   $   2,245
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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:


GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company has negative working capital of $9,456,926, an accumulated deficit of $18,207,591, a stockholders' deficit of $8,918,471, and the Company is in default on several notes payable, including approximately $5 million to MCI (see
Note 5). In addition, through December 31, 2004, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.


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


TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as it functional currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $29,404 for the six months ended December 31, 2004 and a translation gain of $2,222 for the six months ended December 31, 2003.


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

                                                              Three Months Ended        Six Months Ended
                                                                  December 31,             December 31,
                                                                 ------------              ------------
                                                                2004         2003        2004        2003
                                                             ----------  ----------  ----------    ----------
Net loss available to common stockholders:
    As reported                                              $(535,099)  $(416,561)  $(1,229,018)  $(740,997)
    Deduct total stock-based employee compensation expense
     determined under fair based method for all awards         (57,000)    (40,000)     (114,000)    (80,000)
                                                             ----------  ----------  ----------    ----------

    Pro-forma                                                $(592,099)  $(456,561)  $(1,343,018)   (820,997)
                                                             ==========  ==========  ============  ==========

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $   (0.02)  $   (0.02)  $     (0.05)  $   (0.04)
                                                             ==========  ==========  ============  ==========

    Pro-forma                                                $   (0.03)  $   (0.02)  $     (0.06)  $   (0.04)
                                                             ==========  ==========  ============  ==========


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

The following table sets forth the computation of basic and diluted loss per common share:


                                                           Three Months Ended          Six Months Ended
                                                              December 31,                December 31,
                                                          2004            2003           2004          2003
                                                      ------------  ------------  ------------  ------------

Net loss available to common stockholders             $  (535,099)  $  (416,561)  $(1,229,018)  $  (740,997)

                                                      ============  ============  ============  ============
Weighted average number of common shares outstanding   22,445,915    20,814,992    22,353,660    20,768,361
Incremental shares from the assumed exercise
of dilutive stock options and warrants                         --            --            --            --
                                                      ------------  ------------  ------------  ------------
Dilutive potential common shares                       22,445,915    20,814,992    22,353,660    20,768,361
                                                      ============  ============  ============  ============

Basic and diluted net loss available to
common stockholders per common share                  $     (0.02)  $     (0.02)  $     (0.05)  $     (0.04)
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




                                      Three Months Ended    Three Months Ended    Six Months Ended     Six Months Ended
                                      December 31, 2004     December 31, 2003     December 31, 2004    December 31, 2003
                                      --------------------  --------------------  -------------------  -------------------
         REVENUES
         --------
    Telecommunications and Internet   $         2,210,073   $         2,851,886   $        4,238,127   $        5,972,986
    BPO
       Perfexa-U.S.                                41,313                 9,700               81,892                9,700
       Perfexa-India                                   --                    --                   --                   --
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $         2,251,386   $         2,861,586   $        4,320,019   $        5,982,686
                                      ====================  ====================  ===================  ===================

        COST OF SALES
        -------------
    Telecommunications and Internet   $         1,011,075   $         1,213,146   $        1,967,201   $        2,763,821
    BPO
       Perfexa-U.S.                                28,728                 6,384               57,456                6,384
       Perfexa-India                                   --                    --                   --                   --
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $         1,039,803   $         1,219,530   $        2,024,657   $        2,770,205
                                      ====================  ====================  ===================  ===================

       OPERATING INCOME/LOSS
       ----------------------
    Telecommunications and Internet   $           273,620   $           850,327   $          428,942   $        1,560,862
    BPO
       Perfexa-U.S.                              (221,303)             (683,252)            (614,402)          (1,337,033)
       Perfexa-India                             (306,365)             (297,298)              20,256             (580,133)
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $          (254,048)  $          (130,223)  $         (674,423)  $         (356,304)
                                      ====================  ====================  ===================  ===================

      CAPITAL EXPENDITURES
      --------------------
    Telecommunications and Internet   $             1,623   $            20,608   $           24,983   $          104,957
    BPO
       Perfexa-U.S.                                    --                 7,864                   --                7,864
       Perfexa-India                               21,332                21,951               24,446              115,577
                                      --------------------  --------------------  -------------------  -------------------
         Total                        $            22,955   $            50,423   $           49,429   $          228,398
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
                                     ==================  ==============

NOTE 9 - RESTATEMENT:

Subsequent to September 28, 2005 and after the Company had filed its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, management discovered a mathematical error in the consolidation process relating to the financial statements of the Company's foreign subsidiary, Perfexa-India, which resulted in the inadvertent elimination of certain of Perfexa-India's operating expenses for the three and six months ended December 31, 2004. Accordingly, the accompanying statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:



Effect of Inadvertent Elimination of  As Previously    Retroactive
Expenses In Consolidation Process     Reported         Adjustment     As Restated
------------------------------------  ---------------  -------------  -------------


Three Months Ended December 31, 2004
  -  Net Loss                         $     (236,909)  $   (298,190)  $   (535,099)
  -  Loss Per Share                   $        (0.01)  $      (0.01)  $      (0.02)

Six Months Ended December 31, 2004
  - Net Loss                          $     (613,358)  $   (615,660)  $ (1,229,018)
  - Loss Per Share                    $        (0.03)  $      (0.02)         (0.05)



The reclassification adjustments described above do not affect the previously reported results of operations for the three and six months ended December 31, 2003.

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

OPERATING EXPENSES - Operating expenses decreased by $306,648 or 17.3% to $1,465,631 in the three months ended December 31, 2004 from $1,772,279 in the three months ended December 31, 2003 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.


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


Perfexa related operating expenses for the three months ended December 31, 2004 were comprised primarily of $310,453 in payroll and related expenses paid to employees; rent of $64,349; depreciation expense of $46,665; and $118,786 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.


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


NET LOSS - Net loss increased $118,538 to $535,099 or $0.02 loss per common share for the three months ended December 31, 2004, from a net loss of $416,561, or $0.02 loss per common share, for the three months ended December 31, 2003.

ASSETS AND LIABILITIES - Assets decreased by $3,539 to $1,580,947 as of December 31, 2004 from $1,584,486 as of June 30, 2004. The decrease was due to net decreases in cash of $73,072, deposits of $580, and property and equipment of $106,517, net of an increase in accounts receivable of $167,095, prepaid expenses of $4,609, and other assets of $4,926. Liabilities increased by $1,151,952 to $10,489,621 as of December 31, 2004 from $9,337,669 as of June 30,
2004. The increase was due to increases in accounts payable and accrued expenses of $1,181,742, primarily for amounts owed to WorldCom (associated with customer usage and accrued interest), and payroll and payroll related liabilities of $17,712; net of decreases in obligations under capital lease of $7,973, and notes payable of $39,529 due primarily to principal repayments, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $1,122,470 to $8,918,471 as of December 31, 2004 from $7,796,001 as of June 30, 2004. The increase was attributable to net loss of $1,229,018 in the six months ended December 31, 2004, and a cumulative translation adjustment of $29,404; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $55,125; the fair market value of stock issued pursuant to notes payable of $20,827, and the proceeds from the sale of stock of $60,000.


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

OPERATING EXPENSES - Operating expenses decreased by $599,000 OR 16.8% to $2,969,785 in the six months ended December 31, 2004 from $3,568,785 in the six months ended December 31, 2003 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.


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


Perfexa related operating expenses for the six months ended December 31, 2004 were comprised primarily of $665,592 in payroll and related expenses paid to employees; rent of $127,148; depreciation expense of $92,019; and $243,042 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.


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


NET LOSS - Net loss increased $388,021 to $1,229,018 or $0.05 loss per common share for the six months ended December 31, 2004, from a net loss of $740,997, or $0.04 loss per common share, for the six months ended December 31, 2003.


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


CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $6,737 for the six months ended December 31, 2004 was primarily due to net loss of $1,129,018, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $1,181,742, and accrued payroll and related taxes of $17,712, and a decrease in accounts receivable and other current assets of $278,739; and minority interest of $33,021; offset partially by the amortization of previously issued options vesting to employees in the current period of $55,125; the fair market value of stock issued in connection with a note payable of $20,827; depreciation and amortization expense of $155,946; and the increase in bad debt expense related to accounts receivable of $102,689.


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