Form 10QSB/A
period 2005-03-31
GTC TELECOM CORP
filed 2005-11-03
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No.1)

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

Yes [  ] No [ X ]

INDEX

                                     PART I
                              FINANCIAL INFORMATION

Item  1.  Financial  Statements.

     Condensed  Consolidated  Financial  Statements - As Restated

     Condensed Consolidated Balance Sheets at March 31, 2005 (Unaudited) and June 30, 2004 - As Restated

     Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and nine months ended March 31, 2005 and 2004 - As Restated

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2005 and 2004 - As Restated

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

                                EXPLANATORY NOTE

     This amendment on Form 10-QSB/A summarizes the impact and effect of the restatement of our previously filed financial statements for the quarter ended March 31, 2005; and amends Items 1 and 2 of Part I of the Quarterly Report on Form 10QSB of GTC Telecom Corp. (the "Company") previously filed on May 16, 2005.

This amendment on Form 10-QSB/A for the quarter ended March 31, 2005 amends and restates only those items of the previously filed Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Condensed Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 9 to the Condensed Consolidated Financial Statements for the Company included in Part I - Item 1. No other information contained in the Company's Form 10-QSB for the quarter ended March 31, 2005 has been updated or amended.


ITEM 1.  FINANCIAL STATEMENTS

                                        GTC TELECOM CORP.
                       CONDENSED CONSOLIDATED BALANCE SHEETS - AS RESTATED


                                                                         March 31,       June 30,
                                                                             2005           2004
                                                                     ----------------------------
                                                                       (Unaudited)

ASSETS
  Cash                                                               $     22,956   $     73,572
  Accounts receivable, net of allowance for doubtful accounts of approximately $241,000 and $49,000 at
   March 31, 2005 and June 30, 2004, respectively                         889,771        691,749
  Deposits                                                                 56,672         57,587
  Prepaid expenses                                                         62,530         64,899
                                                                     ----------------------------
    Total current assets                                                1,031,929        887,807

Property and equipment, net                                               456,769        620,471
Other assets                                                               75,933         76,208
                                                                     ----------------------------

    Total assets                                                     $  1,564,631   $  1,584,486
                                                                     ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                              $  4,811,522   $  3,185,018
  Accrued payroll and related taxes                                       229,487        210,997
  Obligation under capital leases                                          10,604         13,394
  Notes payable                                                         5,815,935      5,868,597
  Deferred income                                                           4,560          4,560
                                                                     ----------------------------
    Total current liabilities                                          10,872,108      9,282,566

Long-term liabilities:
  Obligation under capital leases, net of current portion                  23,687         31,538
  Notes payable, net of current portion                                    32,861         23,565
                                                                     ----------------------------
    Total Liabilities                                                  10,928,656      9,337,669

Commitments and contingencies

Minority interest in consolidated subsidiary                                   --         42,818

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    23,426,622 and 22,106,622 shares issued and outstanding at
    March 31, 2005 and June 30, 2004, respectively                         23,427         22,107
  Additional paid-in-capital                                            9,370,972      9,208,778
  Note receivable officer                                                 (60,306)       (60,306)
  Accumulated other comprehensive loss                                    (20,748)        11,993
  Accumulated deficit                                                 (18,677,370)   (16,978,573)
                                                                     ----------------------------
    Total stockholders' deficit                                        (9,364,025)    (7,796,001)
                                                                     ----------------------------

    Total liabilities and stockholders' deficit                      $  1,564,631   $  1,584,486
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


                                                GTC TELECOM CORP.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        AND COMPREHENSIVE LOSS-AS RESTATED
                                                   (UNAUDITED)


                                                          Three Months Ended               Nine Months Ended
                                                              March 31,                         March 31,
                                            ---------------------------------------------------------------------
                                                         2005                 2004         2005          2004
                                            ---------------------------------------------------------------------
Revenues:
  Telecommunications                        $         2,153,735   $        2,393,543   $ 6,085,513   $ 7,972,348
  Internet services                                     136,669              174,663       443,018       568,844
  BPO services                                           47,668               33,022       129,560        42,722
                                            ---------------------------------------------------------------------
    Total revenues                                    2,338,072            2,601,228     6,658,091     8,583,914

Cost of sales:
  Telecommunications                                    904,222              938,484     2,772,196     3,376,774
  Internet services                                      40,676              116,174       139,903       441,705
  BPO services                                           28,728               21,733        86,184        28,117
                                            ---------------------------------------------------------------------
    Total cost of sales                                 973,626            1,076,391     2,998,283     3,846,596
                                            ---------------------------------------------------------------------

Gross profit                                          1,364,446            1,524,837     3,659,808     4,737,318
                                            ---------------------------------------------------------------------

Operating expenses:
  Payroll and related                                   575,271              716,549     1,765,572     2,184,038
  Selling, general, and administrative                  995,977              833,272     2,775,461     2,934,568
                                            ---------------------------------------------------------------------
    Total operating expenses                          1,571,248            1,549,821     4,541,033     5,118,606
                                            ---------------------------------------------------------------------

Operating loss                                         (206,802)             (24,984)     (881,225)     (381,288)

Interest expense, net                                  (270,941)            (421,957)     (851,021)     (842,750)
                                            ---------------------------------------------------------------------

Loss before provision for income taxes
  and minority interest                                (477,743)            (446,941)   (1,732,246)   (1,224,038)

Provision for income taxes                                1,833               10,203         9,369        12,446
                                            ---------------------------------------------------------------------

Loss before minority interest                          (479,576)            (457,144)   (1,741,615)   (1,236,484)

Minority interest in loss of consolidated
  subsidiaries, net of taxes                              9,797               16,285        42,818        54,630
                                            ---------------------------------------------------------------------

Net loss available to common stockholders              (469,779)            (440,859)   (1,698,797)   (1,181,854)

Foreign currency translation adjustment                  (3,337)              11,588       (32,741)       13,810
                                            ---------------------------------------------------------------------

Comprehensive loss                          $          (473,116)  $         (429,271)  $(1,731,538)  $(1,168,044)
                                            =====================================================================

Basic and diluted net loss available
  to common stockholders per common
  share                                     $             (0.02)  $            (0.02)  $     (0.07)  $     (0.06)
                                            =====================================================================

Basic and diluted weighted average common
  shares outstanding                                 23,426,622           20,986,759    22,713,575    20,860,922
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


                                        GTC TELECOM CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-AS RESTATED
                                           (UNAUDITED)


                                                                            Nine Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                            2005           2004
                                                                          ----------------------
Cash Flows From Operating Activities:
Net loss                                                               $(1,698,797)  $(1,181,854)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Estimated fair market value of options granted to
    employees for compensation                                              82,687        82,688
  Estimated fair market value of stock issued in
    connection with notes payable                                           20,827        56,473
  Depreciation and amortization                                            227,951       219,594
  Bad debt expense                                                         287,304       142,285
  Minority interest in loss of consolidated subsidiaries                   (42,818)      (54,630)
  Amortization of debt discount                                                 --       154,317
  Loss on sale of equipment                                                     --        11,392
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                          (481,767)      109,430
    Accounts payable and accrued expenses                                1,628,843     1,131,325
    Accrued payroll and related taxes                                       18,490       (17,461)
    Deferred income                                                             --         1,315
                                                                          ----------------------
Net cash provided by operating activities                                   42,720       654,874
                                                                          ----------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                        (29,463)     (146,464)
                                                                          ----------------------
Net cash used in investing activities                                      (29,463)     (146,464)
                                                                          ----------------------
Cash Flows From Financing Activities:
Proceeds from sale of stock                                                 60,000            --
Principal repayments on notes payable                                      (80,491)   (1,740,261)
Principal payments under capital lease obligations                         (10,641)      (10,484)
Principal borrowings on notes payable, net of fees of $202,000                  --     1,159,500
Proceeds from issuance of stock of subsidiary, net of                           --        69,000
  offering costs of $6,000
Proceeds from exercise of stock options                                         --            25
                                                                          ----------------------
Net cash used in financing activities                                      (31,132)     (522,220)

Effect of exchange rate on cash                                            (32,741)       13,810
                                                                          ----------------------
Net decrease in cash                                                       (50,616)           --

Cash at beginning of period                                                 73,572           500
                                                                          ----------------------
Cash at end of period                                                  $    22,956   $       500
                                                                          ======================



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
Interest                                                               $     6,902   $   296,846
                                                                          ======================

Income taxes                                                           $     9,369   $    12,448
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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:


GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company has negative working capital of $9,840,179, an accumulated deficit of $18,677,370, a stockholders' deficit of $9,364,025, and the Company is in default on several notes payable, including approximately $5 million to MCI (see
Note 5). In addition, through March 31, 2005, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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


TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $32,741 for the nine months ended March 31, 2005 and a translation gain of $13,810 for the nine months ended March 31, 2004.


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




                                                       Three Months Ended       Nine Months Ended
                                                             March 31,             December 31,
                                                     ------------------------------------------------
                                                        2005         2004       2005          2004
                                                     ------------------------------------------------
Net loss available to common stockholders:
    As reported                                      $(469,779)  $(440,859) $(1,698,797)  $(1,181,854)
    Deduct total stock-based employee compensation
     expense determined under fair based method for
     all awards                                        (69,000)    (30,000)    (183,000)     (110,000)
                                                     ----------  ----------  -----------  ------------
    Pro-forma                                        $(538,779)  $(470,859) $(1,881,797)  $(1,291,854)
                                                     ==========  ==========  ===========  ============

Basic and diluted net loss available to
  common stockholders per common share
    As reported                                      $   (0.02)  $   (0.02) $     (0.07)   $     (0.06)
                                                     ==========  ==========  ===========   ============
    Pro-forma                                        $   (0.02)  $   (0.02) $     (0.08)   $     (0.06)
                                                     ==========  ==========  ===========   ============



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

The following table sets forth the computation of basic and diluted loss per common share:





                                                                     Three Months Ended                  Nine Months Ended
                                                                          March 31,                       March 31,
                                                      ---------------------------------------------------------------------
                                                                   2005                 2004         2005          2004
                                                      ---------------------------------------------------------------------
Net loss available to common stockholders             $          (469,779)  $         (440,859)  $(1,698,797)  $(1,181,854)
                                                      =====================================================================

Weighted average number of common shares outstanding           23,426,622           20,986,759    22,713,575    20,860,922
Incremental shares from the assumed exercise of
  dilutive stock options and warrants                                  --                   --            --            --
                                                      ---------------------------------------------------------------------
Dilutive potential common shares                               22,426,622           20,986,759    22,713,575    20,860,922
                                                      =====================================================================

Basic and diluted net loss available to common
stockholders per common share                         $             (0.02)  $            (0.02)  $     (0.07)  $     (0.06)
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



                                       Three Months Ended    Three Months Ended    Nine Months Ended    Nine Months Ended
                                         March 31, 2005        March 31, 2004       March 31, 2005       March 31, 2004
                                      -----------------------------------------------------------------------------------
REVENUES
    Telecommunications and Internet   $         2,290,404   $         2,568,206   $        6,528,531   $        8,541,192
    BPO
       Perfexa-U.S.                                47,668                33,022              129,560               42,722
       Perfexa-India                                   --                    --                   --                   --
                                      -------------------   -------------------   ------------------   ------------------
Total                                 $         2,338,072   $         2,601,228   $        6,658,091   $        8,583,914
                                      ===================   ===================   ==================   ==================
COST OF SALES
    Telecommunications and Internet   $           944,898   $         1,054,658   $        2,912,099   $        3,818,479
    BPO
       Perfexa-U.S.                                28,728                21,733               86,184               28,117
       Perfexa-India                                   --                    --                   --                   --
                                      -------------------   -------------------   ------------------   ------------------
Total                                 $           973,626   $         1,076,391   $        2,998,283   $        3,846,596
                                      ===================   ===================   ==================   ==================
OPERATING INCOME/(LOSS)
    Telecommunications and Internet   $           359,007   $           797,572   $          787,949   $        2,358,435
    BPO
       Perfexa-U.S.                              (241,115)             (533,781)            (730,078)          (1,870,815)
       Perfexa-India                             (324,694)             (288,775)            (939,096)            (868,908)
                                      -------------------   -------------------   ------------------   ------------------
         Total                        $          (206,802)  $           (24,984)  $         (881,225)  $         (381,288)
                                      ===================   ===================   ==================   ==================
CAPITAL EXPENDITURES
    Telecommunications and Internet   $            16,239   $            27,250   $           40,849   $          132,207
    BPO
       Perfexa-U.S.                                 1,293                    --                1,293                7,864
       Perfexa-India                                   --                37,705               24,446              153,282
                                      -------------------   -------------------   ------------------   ------------------
Total                                 $            17,532   $            64,955   $           66,588   $          293,353
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
                                     ===============================




NOTE 9 - RESTATEMENT:

Subsequent to September 28, 2005 and after the Company had filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, management discovered a mathematical error in the consolidation process relating to the financial statements of the Company's foreign subsidiary, Perfexa-India, which resulted in the inadvertent elimination of certain of Perfexa-India's operating expenses for the three and nine months ended March 31, 2005. Accordingly, the accompanying statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:



Effect of Inadvertent Elimination of  As Previously    Retroactive
Expenses In Consolidation Process     Reported         Adjustment     As Restated
------------------------------------  ---------------  -------------  -------------

Three Months Ended March 31, 2005
  -  Net Loss                         $     (111,895)  $   (357,884)  $   (469,779)
  -  Loss Per Share                   $        (0.00)  $      (0.02)  $      (0.02)

Nine Months Ended March 31, 2005
  - Net Loss                          $     (725,253)  $   (973,544)  $ (1,698,797)
  - Loss Per Share                    $        (0.03)  $      (0.04)         (0.07)

The reclassification adjustments described above do not affect the previously reported results of operations for the three and nine months ended March 31, 2004.

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


OPERATING EXPENSES - Operating expenses increased by $21,427 or 1.4% to $1,571,248 in the three months ended March 31, 2005 from $1,549,821 in the three months ended March 31, 2004 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

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

Perfexa related operating expenses for the three months ended March 31, 2005 were comprised primarily of $340,044 in payroll and related expenses paid to employees; rent of $63,785; depreciation expense of $47,929; and $132,991of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.


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


NET LOSS - Net loss increased 28,920 to $469,779 or $0.02 loss per common share for the three months ended March 31, 2005, from a net loss of $440,859, or $0.02 loss per common share, for the three months ended March 31, 2004.

ASSETS AND LIABILITIES - Assets decreased by $19,855 to $1,564,631 as of March 31, 2005 from $1,584,486 as of June 30, 2004. The decrease was due to net decreases in cash of $50,616, deposits of $915, prepaid expenses of $2,369, other assets of $275, and property and equipment of $163,702, net of an increase in accounts receivable of $198,022. Liabilities increased by $1,590,987 to $10,928,656 as of March 31, 2005 from $9,337,669 as of June 30, 2004. The increase was due to increases in accounts payable and accrued expenses of $1,626,504, primarily for amounts owed to WorldCom (associated with customer usage and accrued interest), and payroll and payroll related liabilities of $18,490; net of decreases in obligations under capital lease of $10,641, and notes payable of $43,366 due primarily to principal repayments, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $1,568,024 to $9,364,025 as of March 31, 2005 from $7,796,001 as of June 30, 2004. The increase was attributable to a net loss of $1,698,797 in the nine months ended March 31, 2005, and a cumulative translation adjustment of $32,741; net of increases in amortization of compensation expense related to previously issued options to employees in the amount of $82,687; the fair market value of stock issued pursuant to notes payable of $20,827, and the proceeds from the sale of stock of $60,000.


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


OPERATING EXPENSES - Operating expenses decreased by $577,573 or 11.3% to $4,541,033 in the nine months ended March 31, 2005 from $5,118,606 in the nine months ended March 31, 2004 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.


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


Perfexa related operating expenses for the nine months ended March 31, 2005 were comprised primarily of $995,636 in payroll and related expenses paid to employees; rent of $190,933; depreciation expense of $139,948; and $386,033 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.


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


NET LOSS - Net loss increased $516,943 to $1,698,797 or $0.07 loss per common share for the nine months ended March 31, 2005, from a net loss of $1,181,854, or $0.06 loss per common share, for the nine months ended March 31, 2004.


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


CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $42,720 for the nine months ended March 31, 2005 was primarily due to net loss of $1,698,797, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $1,628,843, and accrued payroll and related taxes of $18,490, and a decrease in accounts receivable and other current assets of $481,767; and minority interest of $42,818; offset partially by the amortization of previously issued options vesting to employees in the current period of $82,687; the fair market value of stock issued in connection with a note payable of $20,827; depreciation and amortization expense of $227,951; and the increase in bad debt expense related to accounts receivable of $287,304.


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


ITEM 6. EXHIBITS

Exhibits

10.1* Lease dated March 1, 2005 by and between the Company and Southern California Sunbelt Developers, Inc. for
         Suite P-3, Costa Mesa, CA 92626 (incorporated by reference to exhibit
         10.1 of the Company's Form 10-QSB filed on May 16, 2005).

10.2* Lease dated March 1, 2005 by and between the Company and Southern California Sunbelt Developers, Inc. for
         Suite K-103, Costa Mesa, CA 92626(incorporated by reference to exhibit
         10.2 of the Company's Form 10-QSB filed on May 16, 2005).

10.3* Subscription Agreement dated May 13, 2005 by and between the Company and the Rapaport Family Trust (incorporated by reference to exhibit 10.3 of the Company's Form 10-QSB filed on May 16, 2005).

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