Form 10QSB
period 2005-09-30
GTC TELECOM CORP
filed 2005-11-14
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

             For The Quarterly Period Ended SEPTEMBER 30, 2005

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

     Yes  [ X ]  No  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock        Outstanding at November 11, 2005
     -----------------------------------        --------------------------------
     Common Stock, $0.001 par value                       29,625,622


Transitional Small Business Disclosure Format
(Check one);

Yes [  ] No [ X ]

INDEX.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial  Statements.

          Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited) and June 30, 2005

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three months ended September 30, 2005 and 2004

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2005 and 2004

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


ITEM 1.  FINANCIAL STATEMENTS

                                             GTC TELECOM CORP.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,    June 30,
                                                                                   2005           2005
                                                                               (Unaudited)
                                                                             ---------------  -------------

ASSETS
  Cash                                                                       $          500   $        500
  Accounts receivable, net of allowance for doubtful accounts of approximately $30,000 and $111,000 at
   September 30, 2005 and June 30, 2005, respectively                               540,158        847,520
  Deposits                                                                           58,911         20,822
  Prepaid expenses                                                                   35,900         77,804
                                                                             ---------------  -------------
    Total current assets                                                            635,469        946,646

Property and equipment, net                                                         516,177        608,297
Other assets                                                                         75,431         76,206
                                                                             ---------------  -------------

    Total assets                                                             $    1,227,077   $  1,631,149
                                                                             ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                      $    1,810,643   $  2,274,505
  Accrued payroll and related taxes                                                 238,677        233,860
  Obligation under capital leases                                                    10,162         10,381
  Notes payable, net of discounts totaling $1,050,000                               107,795         91,138
  Deferred income                                                                     4,560          4,560
                                                                             ---------------  -------------
    Total current liabilities                                                     2,171,837      2,614,444

Long-term liabilities:
  Obligation under capital leases, net of current portion                            18,537         21,153
  Notes payable, net of current portion, net of discounts totaling $689,581       1,512,494      1,292,974
                                                                             ---------------  -------------
    Total Liabilities                                                             3,702,868      3,928,571

Commitments and contingencies

Minority interest in consolidated subsidiary                                         77,847             --

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                          --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    29,625,622 and 27,802,092 shares issued and outstanding at
    September 30, 2005 and June 30, 2005, respectively                               29,626         27,802
  Additional paid-in-capital                                                     11,614,335     10,841,159
  Note receivable officer                                                           (60,306)       (60,306)
  Accumulated other comprehensive income                                            151,857        174,822
  Accumulated deficit                                                           (14,289,150)   (13,280,899)
                                                                             ---------------  -------------
    Total stockholders' deficit                                                  (2,553,638)    (2,297,422)
                                                                             ---------------  -------------

    Total liabilities and stockholders' deficit                              $    1,227,077   $  1,631,149
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


                                    GTC TELECOM CORP.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AND COMPREHENSIVE LOSS
                                       (UNAUDITED)

                                                                Three Months Ended
                                                                    September 30,
                                                                  2005          2004
                                                              ------------  ------------
Revenues:
  Telecommunications                                          $ 1,695,640   $ 1,852,585
  Internet services                                               124,015       175,469
  BPO services                                                     66,871        40,579
                                                              ------------  ------------
    Total revenues                                              1,886,526     2,068,633
                                                              ------------  ------------

Cost of sales:
  Telecommunications                                              817,101       908,896
  Internet services                                                33,161        47,230
  BPO services                                                     35,645        28,728
                                                              ------------  ------------
    Total cost of sales                                           885,907       984,854
                                                              ------------  ------------

Gross profit                                                    1,000,619     1,083,779
                                                              ------------  ------------

Operating expenses:
  Payroll and related                                             684,757       595,446
  Selling, general, and administrative                            855,266       908,709
                                                              ------------  ------------
    Total operating expenses                                    1,540,023     1,504,155
                                                              ------------  ------------

Operating loss                                                   (539,404)     (420,376)

Interest expense, net                                            (480,055)     (288,203)
                                                              ------------  ------------


Loss before provision for income taxes and minority interest   (1,019,459)     (708,579)

Provision for income taxes                                          2,045         2,571
                                                              ------------  ------------

Loss before minority interest                                  (1,021,504)     (711,150)

Minority interest in loss of consolidated subsidiaries, net
  of taxes                                                         13,253        17,230
                                                              ------------  ------------

Net loss available to common stockholders                      (1,008,251)     (693,920)

Foreign currency translation adjustment                           (22,965)       (5,526)
                                                              ------------  ------------

Comprehensive loss                                            $(1,031,216)  $  (699,446)
                                                              ============  ============

Basic and diluted net loss available to common
  stockholders per common share                               $     (0.03)  $     (0.03)
                                                              ============  ============

Basic and diluted weighted average common shares
  outstanding                                                  29,523,320    22,261,405
                                                              ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                            GTC TELECOM CORP.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                   Three Months Ended
                                                                      September 30,
                                                                    2005         2004
                                                                -----------   ---------
Cash Flows From Operating Activities:
Net loss                                                        $(1,008,251)  $(693,920)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                      78,598      79,406
  Bad debt expense                                                  203,435      43,058
  Amortization of debt discount                                     368,961          --
  Loss on sale of equipment                                          15,134          --
  Estimated fair market value of options granted to
    employees for compensation                                           --      27,563
  Estimated fair market value of stock issued in
    connection with notes payable                                        --      20,076
  Minority interest in loss of consolidated subsidiaries            (13,253)    (17,230)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                     85,702      29,013
    Accounts payable and accrued expenses                          (463,862)    539,814
    Accrued payroll and related taxes                                 4,817     (36,580)
                                                                -----------   ---------

Net cash used in operating activities                              (728,719)     (8,800)
                                                                -----------   ---------

Cash Flows From Investing Activities:
Purchases of property and equipment                                  (1,612)     (8,237)
                                                                -----------   ---------

Net cash used in investing activities                                (1,612)     (8,237)
                                                                -----------   ---------

Cash Flows From Financing Activities:
Proceeds from issuance of stock of subsidiary                        91,100          --
Principal repayments on notes payable                              (133,209)    (45,968)
Principal payments under capital lease obligations                   (2,835)     (4,541)
Principal borrowings on notes payable, net of fees of $136,765      775,425          --
                                                                -----------   ---------

Net cash provided by/(used in) financing activities                 730,481     (50,509)
                                                                -----------   ---------

Effect of exchange rate on cash                                        (150)     (5,526)
                                                                -----------   ---------

Net decrease in cash                                                     --   $ (73,072)

Cash at beginning of period                                             500      73,572
                                                                -----------   ---------

Cash at end of period                                           $       500   $     500
                                                                ===========   =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                       $5,810  $2,166
                                                                     ======  ======
      Income taxes                                                   $2,046  $2,571
                                                                     ======  ======

See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

During the period ended September 30, 2005, the Company issued 1,823,530 shares of restricted common stock pursuant to the issuance of a note payable with a principal amount of $911,765.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly and/or majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of September 30, 2005, the results of operations for the three months ended September 30, 2005 and 2004, and cash flows for the three months ended September 30, 2005 and 2004. The accompanying June 30, 2005 balance sheet has been derived from the audited June 30, 2005 balance sheet filed in Form 10-KSB/A with the Securities and Exchange Commission on November 1, 2005.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2005, included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on November 1, 2005. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC - GTC provides various services including, telecommunication services, which includes long distance and local telephone, Internet related services, including Internet Service Provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company has negative working capital of $1,536,368, an accumulated deficit of $14,289,150, and a stockholders' deficit of $2,553,638. In addition, through September 30, 2005, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At September 30, 2005 and June 30, 2005, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at September 30, 2005 and June 30, 2005 is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements. In addition, approximately 3.9% of Perfexa India is owned by outside investors as of September 30, 2005. See Note 8 below, for additional information.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $22,965 and $5,526 for the three months ended September 30, 2005 and 2004, respectively.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost approximating $27,563 is reflected in net loss for the three month period ended September 30, 2004 as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, for all of its stock-based employee compensation plans.

                                                                Three Months Ended
                                                                   September 30,
                                                                 2005         2004
                                                             ------------  ----------
Net loss available to common stockholders:
    As reported                                              $(1,008,251)  $(693,920)
    Deduct total stock-based employee compensation expense
     determined under fair based method for all awards           (33,000)    (57,000)
                                                             ------------  ----------

    Pro-forma                                                $(1,041,251)  $(750,920)
                                                             ============  ==========

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $     (0.03)  $   (0.03)
                                                             ============  ==========

    Pro-forma                                                $     (0.04)  $   (0.03)
                                                             ============  ==========

LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, no shares were potential additional common shares as of September 30, 2005 and 2004, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three months ended September 30, 2005 and 2004, respectively, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                   Three Months Ended
                                                                       September 30,
                                                                     2005          2004
                                                                 ------------  ------------
Net loss available to common stockholders                        $(1,008,251)  $  (693,920)

Weighted average number of common shares outstanding              29,523,320    22,261,405
Incremental shares from the assumed exercise of dilutive stock
 options and warrants                                                     --            --
Dilutive potential common shares                                  29,523,320    22,261,405
                                                                 ------------  ------------

Basic and diluted net loss available to common stockholders per
common share                                                     $     (0.03)  $     (0.03)
                                                                 ============  ============

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

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of September 30, 2005, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of September 30, 2005) and are due on demand. The Company has classified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at September 30, 2005.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

In May and July 2005, the Company entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes ("New Note"), $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. Under the terms of the notes, the Company must begin repayment of principal and interest beginning in September 2005.

On June 7, 2005, the Company borrowed $20,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on July 22, 2005.

In May 2005, the Company restructured $927,524 in amounts due on a past due note payable and corresponding accrued interest and penalties into a new long term note payable, principal amount $1,200,000. The new note accrues simple interest in the amount of 12% per annum. The Company is obligated to pay accrued interest monthly, but then only if, after deducting all then current obligations, the Company at that time has at least $300,000 in available cash.

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. As of the date of this report, the Company has approximately $27,000 outstanding under the note.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 on April 8, 2004. On May 17, 2004, the note, as amended, was extended to July 19, 2004. On July 1, 2005, the Company agreed to resolve all outstanding amounts owed under the note via the payment of $30,000 plus bi-weekly payments of $8,000. The outstanding principal and accrued interest, which, at the time of the July 1, 2005 agreement totaled $167,000 will accrue simple interest at the rate of 10% per annum until fully repaid. As of the date of this report, the Company has made all payments as required in the note.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance (approximately $14,500) is repaid.

The Company maintains a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $636, including interest at a rate of approximately 15.10%. The total outstanding balance on the revolving line of credit was $24,924 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2005. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of November 14, 2005, the Company has repaid $11,000 of the amount borrowed.

With the exception of the New Note and the Equipment Line of Credit, all of the above notes are unsecured.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

In July 2005, the Company issued 1,823,530 shares of the Company's restricted common stock in connection with the issuance of a convertible note (see Note 5).

The Company recorded compensation expense for previously issued "in the money" options of $27,563 in the three month period ended September 30, 2004. The Company recorded no such compensation expense for the three month period ended September 30, 2005.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $162,000 as of September 30, 2005. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to an agreement with a third party company for the provisioning of the Company's Internet
Service Provider Access service. The Company is not obligated to any monthly minimums under its agreement with its underlying Internet service provider.

NOTE  8  -  PERFEXA  SUBSIDIARY:

In August 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited, completed a private offering of 480,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $22,100.

In September 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited, initiated a private offering of its common stock to third-part investors at a price of 12 Rupees per share. As of the date of this report, 250,000 shares have been sold, resulting in gross proceeds of $69,000.

NOTE  9  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three months ended September 30, 2005 and 2004.

                                       Three Months Ended
                                         September 30,
                                         2005     2004

REVENUES
------------------------------------
    Telecommunications and Internet   $1,819,655   $2,028,054
    BPO
       Perfexa-U.S.                       66,871       40,579
       Perfexa-India                          --           --
                                      -----------  -----------
         Total                        $1,886,526   $2,068,633
                                      ===========  ===========

COST OF SALES
------------------------------------
    Telecommunications and Internet   $  850,262   $  956,126
    BPO
       Perfexa-U.S.                       35,645       28,728
       Perfexa-India                          --           --
                                      -----------  -----------
         Total                        $  885,907   $  984,854
                                      ===========  ===========

OPERATING INCOME/(LOSS)
------------------------------------
    Telecommunications and Internet   $    9,845   $  155,322
    BPO
       Perfexa-U.S.                     (205,170)    (267,660)
       Perfexa-India                    (344,079)    (308,038)
                                      -----------  -----------
         Total                        $ (539,404)  $ (420,376)
                                      ===========  ===========

CAPITAL EXPENDITURES
------------------------------------
    Telecommunications and Internet   $       --   $   46,352
    BPO
       Perfexa-U.S.                           --           --
       Perfexa-India                       1,612        3,114
                                      -----------  -----------
         Total                        $    1,612   $   49,466
                                      ===========  ===========

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                             September 30, 2005  June 30, 2005
                             ---------------------------------
ASSETS
-----------------------------------
    Telecommunications and Internet  $  657,710  $  996,406
    BPO
       Perfexa-U.S.                      21,848      25,416
       Perfexa-India                    547,519     609,327
                                     ----------  ----------
         Total                       $1,227,077  $1,631,149
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

     We also provide Internet related services such as Internet access via Dial-Up. Our services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and telemarketing.

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

RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     REVENUES - Revenues decreased by $182,107 or 8.8% to $1,886,526 in the three months ended September 30, 2005 from $2,068,633 in the three months ended September 30, 2004. The decrease was due to a decrease in telecommunications revenues of $156,945 and a decrease in Internet revenues of $51,454, offset partially by the increase in BPO revenues of $26,292. As of September 30, 2005, the Company had 95,600 long distance customers and 2,896 Internet customers, with usage of long distance services of approximately 21,959,000 minutes for the three months ended September 30, 2005 as compared with 81,003 long distance customers and 4,785 Internet customers as of September 30, 2004, with usage of long distance services of approximately 29,780,000 minutes for the three months ended September 30, 2004.

     We believe that the reduction in minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties we recently experienced as a result of our change in underlying providers in July 2004 may have contributed to this reduction in minutes. In an effort to increase revenue, we have stepped up our outbound telemarketing campaigns and are exploring alternative markets such as providing wireless telecommunication services.

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. During the quarter ended December 31, 2003, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $66,871 and $40,579 for the three months ended September 30, 2005 and 2004, respectively.

     COST OF SALES - Cost of sales decreased by $98,947 or 10.0% to $885,907 in the three months ended September 30, 2005 from $984,854 in the three months ended September 30, 2004. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $91,795. In addition, for the three months ended September 30, 2005, the costs associated with Internet services decreased $14,069 and the costs associated with BPO services increased $6,917. As a percentage of revenue, cost of sales decreased to 47.0% from 47.6%, resulting in a gross margin of 53.0% as compared to 52.4% for the three months ended September 30, 2005 and 2004, respectively.

     Perfexa incurred third-party cost of sales of $35,645 and $28,728 for the three months ended September 30, 2005 and 2004, respectively.

     OPERATING EXPENSES - Operating expenses increased by $35,868 or 2.4% to $1,540,023 in the three months ended September 30, 2005 from $1,504,155 in the three months ended September 30, 2004 primarily due to the Company's reduction in revenues.

     Operating expenses, individually net of Perfexa related costs, for the three months ended September 30, 2005 were comprised primarily of $241,749 in payroll and related expenses paid to employees; billing related costs of $152,997; rent of $44,066; bad debt of $203,311; depreciation expense of $20,383; and $297,042 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the three months ended September 30, 2005 were comprised primarily of $443,008 in payroll and related expenses paid to employees; rent of $60,540; depreciation expense of $58,215; and $18,712 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

     INTEREST EXPENSE - Net interest expense increased by $191,852 to $480,055 for the three months ended September 30, 2005 from $288,203 for the three months ended September 30, 2004. The increase was primarily due to the interest owed on notes payable.

     NET LOSS - Net loss increased $314,331 to $1,008,251 or $0.03 loss per common share for the three months ended September 30, 2005, from a net loss of $693,920, or $0.03 loss per common share, for the three months ended September 30, 2004.

     ASSETS AND LIABILITIES - Assets decreased by $404,072 to $1,227,077 as of September 30, 2005 from $1,631,149 as of June 30, 2005. The decrease was due to net decreases in accounts receivable of $307,362, prepaid expenses of $41,904, other assets of $775, and property and equipment of $92,120, net of an increase in deposits of $38,089. Liabilities decreased by $225,703 to $3,702,868 as of September 30, 2005 from $3,928,571 as of June 30, 2005. The decrease was due to decreases in accounts payable and accrued expenses of $463,862, primarily for amounts owed to Sprint (associated with customer usage), and obligations under capital lease of $2,835, net of increases in payroll and payroll related liabilities of $4,817; and notes payable of $236,177 due primarily to principal repayments, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $256,216 to $2,553,638 as of September 30, 2005 from $2,297,422 as of June 30, 2005. The increase was attributable to a net loss of $1,008,251 in the three months ended September 30, 2005; and a cumulative translation adjustment of $22,965, net of an increase in the fair market value of stock issued pursuant to notes payable of $775,000.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL - Currently, billings from accounts receivable are sufficient to meet our monthly operating requirements. However, the amounts actually collected from our customers is not sufficient to fully pay all of our monthly operating expenses (see "Cash Flows from Operating Activities" below).
Recently, we restructured approximately $7.7 million in accrued liabilities consisting of notes payable, accrued interest and other outstanding accounts payable, into new short and long term debt (see below) that resulted in the elimination of approximately $6.9 million in accrued liabilities. Consequently, beginning in September 2005, we were required to begin making monthly principal and interest payments on these new obligations where we previously did not. Although this financing reduced our overall debt, it did not materially increase our cash flow. As a result, we may not have sufficient cash flow to fully support daily operations and service our debt obligations and will need to increase revenues and customers as detailed above, as well as decrease bad debt, or acquire alternate financing.

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $728,719 for the three months ended September 30, 2005 was primarily due to net loss of $1,008,251, changes in operating assets and liabilities, principally a decrease in accounts payable and accrued expenses of $463,862, and increases in accrued payroll and related taxes of $4,817, and accounts receivable and other current assets of $85,702; and minority interest of $13,253; offset partially by the loss on sale of equipment of $15,134; the amortization of debt discount of $368,961; depreciation and amortization expense of $78,598; and the increase in bad debt expense related to accounts receivable of $203,435.

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

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $1,612 for the three months ended September 30, 2005 funded purchases of property and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $730,481 in the three months ended September 30, 2005 was primarily due to net borrowing on notes payable of $775,425, and net proceeds from the issuance of stock of subsidiary totaling $91,100, offset partially by principal repayments on notes payable of $133,209, and principal repayments under capital lease obligations of $2,835.

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

     On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. As of the date of this report, the Company has approximately $27,000 outstanding under the note.

     On December 9, 2003, we borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 on April 8, 2004. On May 17, 2004, the note, as amended, was extended to July 19, 2004. On July 1, 2005, we agreed to resolve all outstanding amounts owed under the note via the payment of $30,000 plus bi-weekly payments of $8,000. The outstanding principal and accrued interest, which, at the time of the July 1, 2005 agreement totaled $167,000 will accrue simple interest at the rate of 10% per annum until fully repaid. As of the date of this report, we have made all payments as required in the note.

     On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance (approximately $14,500) is repaid.

     We maintain a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $636, including interest at a rate of approximately 15.10%. The total outstanding balance on the revolving line of credit was $24,924 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2005. As of the date of this report, we have made all payments as required in the revolving line of credit.

     INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of September 30, 2005, we have advanced Perfexa-U.S. $5,972,123 in cash and equipment, of which $661,504 was for the purchase of equipment and $5,310,619 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of September 30, 2005, Perfexa-U.S. has billed us $3,112,260 for such services.

     As of September 30, 2005, Perfexa-U.S. owes us $4,505,676, net of $434,690 repaid by Perfexa-U.S. from funds raised and $3,112,260 in amounts billed for services rendered.

PERFEXA SOLUTIONS

     In August 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited, completed a private offering of 480,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $22,100.

     In September 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited, initiated a private offering of its common stock to third-part investors at a price of 12 Rupees per share. As of the date of this report, 250,000 shares have been sold, resulting in gross proceeds of $69,000.

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

SUBSIDIARIES

     We have formed four wholly owned subsidiaries, of which only one is active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

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

GOING CONCERN

     The Company's independent certified public accountants have stated in their report included in the Company's 2005 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION

     We believe that inflation has not had a material effect on our results of operations.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, deferred tax asset valuation allowances, and valuation of securities, options, and warrants issued. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by us are, among others, provisions for losses on accounts receivable, realizability of long-lived assets and estimates for deferred income tax asset valuations, and valuation estimates for securities, options, and warrants issued.

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

     TRANSLATION OF FOREIGN CURRENCIES - We use the U.S. dollar as its functional and reporting currency while our foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit.

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and the participation of our management, including our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There have been no other issuances of unregistered securities by the issuer during the period covered by this Report except as previously disclosed on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders for a vote during the three month period ended September 30, 2005.

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


Dated: November 14, 2005