Form 10QSB
period 2005-12-31
GTC TELECOM CORP
filed 2006-02-14
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                For The Quarterly Period Ended DECEMBER 31, 2005

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock        Outstanding at January 31, 2006
     -----------------------------------        -------------------------------
     Common Stock, $0.001 par value                        29,834,446


Transitional Small Business Disclosure Format
(Check one);

Yes [ ] No [X]

INDEX.

                                               PART I
                                       FINANCIAL INFORMATION


Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets at December 31, 2005 (Unaudited) and June 30, 2005

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
            for the three and six months ended December 31, 2005 and 2004

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended
            December 31, 2005 and 2004

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

ITEM 1.  FINANCIAL STATEMENTS

                                        GTC TELECOM CORP.
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,     June 30,
                                                                         2005           2005
                                                                    -----------------------------
                                                                     (Unaudited)
ASSETS
  Cash                                                              $         500   $        500
  Accounts receivable, net of allowance for doubtful accounts of approximately $28,000 and $111,000 at
    December 31, 2005 and June 30, 2005, respectively                     516,332        847,520
  Deposits                                                                 20,822         20,822
  Prepaid expenses                                                         53,268         77,804
                                                                    -----------------------------
    Total current assets                                                  590,922        946,646

Property and equipment, net                                               435,774        608,297
Other assets                                                               73,766         76,206
                                                                    -----------------------------

    Total assets                                                    $   1,100,462   $  1,631,149
                                                                    =============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                             $   2,114,257   $  2,274,505
  Accrued payroll and related taxes                                       283,549        233,860
  Obligation under capital leases                                          10,303         10,381
  Notes payable, net of discounts totaling $1,370,622                   1,853,210         91,138
  Deferred income                                                           4,560          4,560
                                                                    -----------------------------
    Total current liabilities                                           4,265,879      2,614,444

Long-term liabilities:
  Obligation under capital leases, net of current portion                  15,837         21,153
  Notes payable, net of current portion                                    46,756      1,292,974
                                                                    -----------------------------
    Total Liabilities                                                   4,328,472      3,928,571

Commitments and contingencies

Minority interest in consolidated subsidiary                               66,421             --

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                --             --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    29,684,446 and 27,802,092 shares issued and outstanding at
    December 31, 2005 and June 30, 2005, respectively                      29,684         27,802
  Additional paid-in-capital                                           11,618,982     10,841,159
  Note receivable officer                                                 (60,306)       (60,306)
  Accumulated other comprehensive income                                  133,225        174,822
  Accumulated deficit                                                 (15,016,016)   (13,280,899)
                                                                    -----------------------------
    Total stockholders' deficit                                        (3,294,431)    (2,297,422)
                                                                    -----------------------------

    Total liabilities and stockholders' deficit                     $   1,100,462   $  1,631,149
                                                                    =============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  GTC TELECOM CORP.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE LOSS
                                                     (UNAUDITED)

                                                                   Three Months Ended          Six Months Ended
                                                                      December 31,               December 31,
                                                              ------------------------------------------------------
                                                                  2005          2004          2005          2004
                                                              ------------------------------------------------------
Revenues:
  Telecommunications                                          $ 1,487,887   $ 2,079,193   $ 3,183,527   $ 3,931,778
  Internet services                                                87,144       130,880       211,159       306,349
  BPO services                                                     97,803        41,313       164,674        81,892
                                                              ------------------------------------------------------
    Total revenues                                              1,672,834     2,251,386     3,559,360     4,320,019
                                                              ------------------------------------------------------

Cost of sales:
  Telecommunications                                              631,356       959,078     1,448,457     1,867,974
  Internet services                                                28,533        51,997        61,694        99,227
  BPO services                                                     61,411        28,728        97,056        57,456
                                                              ------------------------------------------------------
    Total cost of sales                                           721,300     1,039,803     1,607,207     2,024,657
                                                              ------------------------------------------------------

Gross profit                                                      951,534     1,211,583     1,952,153     2,295,362
                                                              ------------------------------------------------------

Operating expenses:
  Payroll and related                                             640,464       594,855     1,325,221     1,190,301
  Selling, general, and administrative                            548,466       870,776     1,403,732     1,779,484
                                                              ------------------------------------------------------
    Total operating expenses                                    1,188,930     1,465,631     2,728,953     2,969,785
                                                              ------------------------------------------------------

Operating loss                                                   (237,396)     (254,048)     (776,800)     (674,423)

Interest expense, net                                            (497,360)     (291,877)     (977,415)     (580,080)
                                                              ------------------------------------------------------

Loss before provision for income taxes and minority interest     (734,756)     (545,925)   (1,754,215)   (1,254,503)

Provision for income taxes                                          5,751         4,965         7,796         7,536
                                                              ------------------------------------------------------

Loss before minority interest                                    (740,507)     (550,890)   (1,762,011)   (1,262,039)

Minority interest in loss of consolidated subsidiaries, net
  of taxes                                                         13,641        15,791        26,894        33,021
                                                              ------------------------------------------------------

Net loss available to common stockholders                        (726,866)     (535,099)   (1,735,117)   (1,229,018)

Foreign currency translation adjustment                           (18,632)      (23,878)      (41,597)      (29,404)
                                                              ------------------------------------------------------

Comprehensive loss                                            $  (745,498)  $  (558,977)  $(1,776,714)  $(1,258,422)
                                                              ======================================================

Basic and diluted net loss available to common
  stockholders per common share                               $     (0.02)  $     (0.02)  $     (0.06)  $     (0.05)
                                                              ======================================================

Basic and diluted weighted average common shares
  outstanding                                                  29,646,083    22,445,915    29,584,701    22,353,660
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

                                     GTC TELECOM CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                     Six Months Ended
                                                                       December 31,
                                                                --------------------------
                                                                    2005          2004
                                                                --------------------------
Cash Flows From Operating Activities:
Net loss                                                        $(1,735,117)  $(1,229,018)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                     147,920       155,946
  Bad debt expense                                                  274,293       102,689
  Amortization of debt discount                                     737,919            --
  Loss on sale of equipment                                          10,286            --
  Estimated fair market value of stock issued in
    connection with notes payable                                     4,705        20,827
  Estimated fair market value of options granted to
    employees for compensation                                           --        55,125
  Minority interest in loss of consolidated subsidiaries            (26,894)      (33,021)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                     42,724      (278,739)
    Accounts payable and accrued expenses                          (160,248)    1,181,742
    Accrued payroll and related taxes                                49,689        17,712
                                                                --------------------------

Net cash used in operating activities                              (654,723)       (6,737)
                                                                --------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                  (1,612)      (31,193)
                                                                --------------------------

Net cash used in investing activities                                (1,612)      (31,193)
                                                                --------------------------

Cash Flows From Financing Activities:
Proceeds from issuance of stock of subsidiary                        93,315            --
Principal repayments on notes payable                              (222,490)      (57,765)
Principal payments under capital lease obligations                   (5,394)       (7,973)
Principal borrowings on notes payable, net of fees of $141,825      775,425            --
Proceeds from sale of stock                                              --        60,000
                                                                --------------------------

Net cash provided by/(used in) financing activities                 640,856        (5,738)
                                                                --------------------------

Effect of exchange rate on cash                                      15,479       (29,404)
                                                                --------------------------

Net decrease in cash                                                     --   $   (73,072)

Cash at beginning of period                                             500        73,572
                                                                --------------------------

Cash at end of period                                           $       500   $       500
                                                                ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $    10,993   $     3,844
                                                                ============  ============
    Income taxes                                                $     7,796   $     7,536
                                                                ============  ============

See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

During the period ended December 31, 2005, the Company issued 1,823,530 shares of restricted common stock pursuant to the issuance of a note payable with a principal amount of $911,765.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly and/or majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of December 31, 2005, the results of operations for the three and six months ended December 31, 2005 and 2004, and cash flows for the six months ended December 31, 2005 and 2004. The accompanying June 30, 2005 balance sheet has been derived from the audited June 30, 2005 balance sheet filed in Form 10-KSB/A with the Securities and Exchange Commission on November 1, 2005.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2005, included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on November 1, 2005. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC - GTC provides various services including, telecommunication services, which includes wireless, long distance and local telephone, Internet related services, including Internet Service Provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

The Company has formed four wholly owned subsidiaries, of which only one is active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. was set up to offer prepaid calling cards purchased over the internet. It is currently inactive. Curbside Communications, Inc., currently inactive, has been set up for future strategic purposes, which the Company is currently in the planning process.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company has negative working capital of $3,674,957, an accumulated deficit of $15,016,016, and a stockholders' deficit of $3,294,431. In addition, through December 31, 2005, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company hopes to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see
Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At December 31, 2005 and June 30, 2005, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at December 31, 2005 and June 30, 2005 is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

In addition, approximately 4.1% of Perfexa India is owned by outside investors as of December 31, 2005. See Note 8 below for additional information.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $41,597 and $29,404 for the six months ended December 31, 2005 and 2004, respectively.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost approximating $55,125 is reflected in net loss for the six month period ended December 31, 2004 as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. No such expense has been recorded during the six month period ended December 31, 2005.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, for all of its stock-based employee compensation plans.

                                                                Three Months Ended           Six Months Ended
                                                                    December 31,               December 31,
                                                             ----------------------------------------------------
                                                                2005         2004          2005          2004
                                                             ----------------------------------------------------
Net loss available to common stockholders:
    As reported                                              $ (726,866)  $ (535,099)  $(1,735,117)  $(1,229,018)
    Deduct total stock-based employee compensation expense
      determined under fair based method for all awards         (33,000)     (57,000)      (66,000)     (114,000)
                                                             -----------  -----------  ------------  ------------

    Pro-forma                                                $ (759,866)  $ (592,099)  $(1,801,117)  $(1,343,018)
                                                             ===========  ===========  ============  ============

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $    (0.02)  $    (0.02)  $     (0.06)  $     (0.05)
                                                             ===========  ===========  ============  ============

    Pro-forma                                                $    (0.03)  $    (0.03)  $     (0.06)  $     (0.06)
                                                             ===========  ===========  ============  ============

LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Using the treasury stock method, no shares were deemed to be potential additional common shares for the three month periods ended December 31, 2005 and 2004, and the six month period ended December 31, 2004, because exercise prices of options, warrants and convertible debt were equal to or in excess of the average trading price during the reporting period. Approximately 195,000 potential dilutive common shares based on the assumed exercise of certain options have been excluded from the calculation of diluted loss per share for the six months ended December 31, 2005 because the Company had a loss for such period and the inclusion of any potential dilutive common shares would have been antidilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                     Three Months Ended            Six Months Ended
                                                                        December 31,                December 31,
                                                                 ------------------------------------------------------
                                                                     2005          2004          2005          2004
                                                                 ------------------------------------------------------
Net loss available to common stockholders                        $  (726,866)  $  (535,099)  $(1,735,117)  $(1,229,018)
                                                                 ======================================================

Weighted average number of common shares outstanding              29,646,083    22,445,915    29,584,701    22,353,660
Incremental shares from the assumed exercise of dilutive stock
options, warrants and convertible debt                                    --            --            --            --
                                                                 ------------------------------------------------------
Dilutive common shares                                            29,646,083    22,445,915    29,584,701    22,353,660
                                                                 ======================================================

Basic and diluted net loss available to common stockholders per
common share                                                     $     (0.02)  $     (0.02)  $     (0.06)  $     (0.05)
                                                                 ============  ============  ============  ============

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

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of December 31, 2005, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of December 31, 2005) and are due on demand. The Company has classified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at December 31, 2005.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

In May and July 2005, the Company entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes ("New Note"), $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. To date, we have either paid or have been given a deferral on payments due under the New Note. However, one fund is not current in its payments and has not given the Company a deferral and is therefore in default. At the time of this filing, the Company is approximately $139,000 in arrears on payments due. Although the Company has not been given a notice of default, the Company expects to cure this default before March 31, 2006. However, there can be no guarantees that the Company will be successful in its efforts to cure the default. Failure to successfully cure the default will have a material adverse effect on the Company's operations. Subsequently, on February 10, 2006, the Company received an additional $100,000 in financing. Although the terms of this debt agreement have not been finalized, the terms should be similar to the New Note.

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

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. As of the date of this report, the Company has approximately $19,000 outstanding under the note.

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

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. As of the date of this report, the Company had approximately $3,000 outstanding under the note.

The Company maintains a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $583, including interest at a rate of approximately 15.4%. The total outstanding balance on the revolving line of credit was $22,448 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2005. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of the date of this report, the Company has repaid $11,000 of the amount borrowed.

With the exception of the New Note and the Equipment Line of Credit, all of the above notes are unsecured.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

In November 2005, the Company issued 58,824 shares to attorneys in exchange for legal services provided to the Company valued at approximately $4,705 (based on the fair market value on the date of grant).

During the six months ended December 31, 2005, the Company issued 1,823,530 shares of the Company's restricted common stock in connection with the issuance of a convertible note (see Note 5).

The Company recorded compensation expense for previously issued "in the money" options of $55,125 in the six month period ended December 31, 2004. The Company recorded no such compensation expense for the six month period ended December 31, 2005.

In January 2006, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $100,000 as of December 31, 2005. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

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

During the six months ended December 31, 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited ("Perfexa India"), completed a private offering of 530,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $24,315.

In September 2005, Perfexa India, initiated a private offering of its common stock to third-party investors at a price of 12 Rupees per share. As of the date of this report, 250,000 shares have been sold, resulting in gross proceeds of $69,000.

CONTINGENT  LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $43,000. We believe that it is more likely than not that we will not have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

NOTE  9  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and six months ended December 31, 2005 and 2004.

                                         Three Months Ended         Six Months Ended
                                             December 31,              December 31,
                                       --------------------------------------------------
                                          2005         2004         2005         2004
                                       --------------------------------------------------
                REVENUES
                --------
     Telecommunications and Internet   $1,575,031   $2,210,073   $3,394,686   $4,238,127
     BPO
       Perfexa-U.S.                        97,803       41,313      164,674       81,892
       Perfexa-India                           --           --           --           --
                                       -----------  -----------  -----------  -----------
         Total                         $1,672,834   $2,251,386   $3,559,360   $4,320,019
                                       ===========  ===========  ===========  ===========

              COST OF SALES
              -------------
     Telecommunications and Internet   $  659,889   $1,011,075   $1,510,151   $1,967,201
     BPO
       Perfexa-U.S.                        61,411       28,728       97,056       57,456
       Perfexa-India                           --           --           --           --
                                       -----------  -----------  -----------  -----------
         Total                         $  721,300   $1,039,803   $1,607,207   $2,024,657
                                       ===========  ===========  ===========  ===========

          OPERATING INCOME/(LOSS)
          -----------------------
     Telecommunications and Internet   $  233,909   $  273,620   $  243,754   $  428,942
     BPO
-----------------------------------------------------------------------------------------


       Perfexa-U.S.                      (161,932)    (221,303)    (367,102)    (488,963)
       Perfexa-India                     (309,373)    (306,365)    (653,452)    (614,402)
                                       -----------  -----------  -----------  -----------
         Total                         $ (237,396)  $ (254,048)  $ (776,800)  $ (674,423)
                                       ===========  ===========  ===========  ===========

         CAPITAL EXPENDITURES
        --------------------
     Telecommunications and Internet   $       --   $    1,623   $       --   $   24,983
     BPO
       Perfexa-U.S.                            --           --           --           --
       Perfexa-India                        1,612       21,332        1,612       24,446
                                       -----------  -----------  -----------  -----------
         Total                         $    1,612   $   22,955   $    1,612   $   49,429
                                       ===========  ===========  ===========  ===========

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                                      December 31, 2005      June 30, 2005
                                      --------------------------------------
                  ASSETS
                  ------
     Telecommunications and Internet  $          603,662  $          996,406
     BPO
       Perfexa-U.S.                               29,658              25,416
       Perfexa-India                             467,142             609,327
                                      ------------------  ------------------
         Total                        $        1,100,462  $        1,631,149
                                      ==================  ==================

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

GENERAL  OVERVIEW

Our principal line of business is to provide wireless, local and long distance telephone and value-added services for small and medium-sized businesses and residential customers throughout the United States. Our strategy has been to build a subscriber base without committing capital or management resources to construct our own network and transmission facilities. This strategy has allowed us to add customers without being limited by capacity, geographic coverage, or configuration of any particular network that we might have developed.

We also provide Internet related services such as Internet access via Dial-Up. Our services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and telemarketing.

Our revenues consist of revenues from the sale of telecommunications, Internet, and BPO services. Telecommunication revenues are generated primarily from monthly recurring charges for wireless and local service and when customers make wireless and long distance telephone calls from their business or residential telephones. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

Cost of sales consists of telecommunications service costs and the costs of providing Internet access, and BPO services. Local telecommunications service costs are paid by us on a per line basis. Wireless and long distance telecommunications service costs are based on our customers' long distance usage. We pay our carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of our contract in effect at the time of the call. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third-party verification), customer service, billing, cost of information systems and personnel required to support our operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

     REVENUES - Revenues decreased by $578,552 or 25.7% to $1,672,834 in the three months ended December 31, 2005 from $2,251,386 in the three months ended December 31, 2004. The decrease was due to a decrease in telecommunications revenues of $591,306 and a decrease in Internet revenues of $43,736, offset partially by the increase in BPO revenues of $56,490. As of December 31, 2005, the Company had 84,992 telecommunications customers and 2,222 Internet customers, with usage of long distance services of approximately 20,147,000 minutes for the three months ended December 31, 2005 as compared with 83,673 long distance customers and 4,161 Internet customers as of December 31, 2004, with usage of long distance services of approximately 27,484,000 minutes for the three months ended December 31, 2004.

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

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. During the quarter ended December 31, 2003, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $97,803 and $41,373 for the three months ended December 31, 2005 and 2004, respectively.

     COST OF SALES - Cost of sales decreased by $318,503 or 30.6% to $721,300 in the three months ended December 31, 2005 from $1,039,803 in the three months ended December 31, 2004. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $327,722. In addition, for the three months ended December 31, 2005, the costs associated with Internet services decreased $23,464 and the costs associated with BPO services increased $32,683. As a percentage of revenue, cost of sales decreased to 43.1% from 46.2%, resulting in a gross margin of 56.9% as compared to 53.8% for the three months ended December 31, 2005 and 2004, respectively.

     Perfexa incurred third-party cost of sales of $61,411 and $28,728 for the three months ended December 31, 2005 and 2004, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $276,701 or 18.9% to $1,188,930 in the three months ended December 31, 2005 from $1,465,631 in the three months ended December 31, 2004 primarily due to the Company's reduction in revenues.

     Operating expenses, individually net of Perfexa related costs, for the three months ended December 31, 2005 were comprised primarily of $233,407 in payroll and related expenses paid to employees; billing related costs of $135,011; rent of $24,779; bad debt of $70,982; depreciation expense of $13,112; and $203,942 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the three months ended December 31, 2005 were comprised primarily of $407,057 in payroll and related expenses paid to employees; rent of $58,386; depreciation expense of $56,210; and $(13,956) of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

     Operating expenses, individually net of Perfexa related costs, for the three months ended December 31, 2004 were comprised primarily of $284,402 in payroll and related expenses paid to employees; billing related costs of $177,361; rent of $41,338; bad debt of $59,631; depreciation expense of $29,875; amortization of previously issued options to employees valued at approximately $27,562; and $305,209 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the three months ended December 31, 2004 were comprised primarily of $310,453 in payroll and related expenses paid to employees; rent of $64,349; depreciation expense of $46,665; and $118,786 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

     INTEREST EXPENSE - Net interest expense increased by $205,483 to $497,360 for the three months ended December 31, 2005 from $291,877 for the three months ended December 31, 2004. The increase was primarily due to debt discounts being amortized to interest expense totaling $368,958 during the three months ended December 31, 2005 with no corresponding expense during the same period in fiscal 2004.

     NET LOSS - Net loss increased $191,767 to $726,866 or $0.02 loss per common share for the three months ended December 31, 2005, from a net loss of $535,099, or $0.02 loss per common share, for the three months ended December 31, 2004.

     ASSETS AND LIABILITIES - Assets decreased by $530,687 to $1,100,462 as of December 31, 2005 from $1,631,149 as of June 30, 2005. The decrease was due to net decreases in accounts receivable of $331,188, prepaid expenses of $24,536, other assets of $2,440, and property and equipment of $172,523. Liabilities increased by $399,901 to $4,328,472 as of December 31, 2005 from $3,928,571 as of June 30, 2005. The increase was due to increases in payroll and payroll related liabilities of $49,689; and notes payable of $515,854 due primarily to principal repayments, net of decreases in accounts payable and accrued expenses of $160,248, primarily for amounts owed to Sprint (associated with customer usage), and obligations under capital lease of $5,394, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $997,009 to $3,294,431 as of December 31, 2005 from $2,297,422 as of June 30, 2005. The increase was attributable to a net loss of $1,735,117 in the three months ended December 31, 2005; and a cumulative translation adjustment of $41,597, net of an increase in the fair market value of stock issued pursuant to notes payable of $775,000, and issuance of stock in connection with notes payable of $4,705.

SIX  MONTHS  ENDED  DECEMBER  31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

REVENUES - Revenues decreased by $760,659 or 17.6% to $3,559,360 in the six months ended December 31, 2005 from $4,320,019 in the six months ended December 31, 2004. The decrease was due to a decrease in telecommunications revenues of $748,251 and a decrease in Internet revenues of $95,190, offset partially by the increase in BPO revenues of $82,782. As of December 31, 2005, the Company had 84,992 telecommunications customers and 2,222 Internet customers, with usage of long distance services of approximately 42,106,000 minutes for the six months ended December 31, 2005 as compared with 83,673 long distance customers and 4,161 Internet customers as of December 31, 2004, with usage of long distance services of approximately 57,264,000 minutes for the six months ended December 31, 2004.

We believe that the reduction in customer counts and minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties we recently experienced as a result of our change in underlying providers in July 2004 may have contributed to this reduction in customer counts and minutes. In an effort to increase revenue, we have stepped up our outbound telemarketing campaigns and are exploring alternative markets such as providing wireless telecommunication services.

Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. During the quarter ended December 31, 2003, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $164,674 and $81,892 for the six months ended December 31, 2005 and 2004, respectively.

COST OF SALES - Cost of sales decreased by $417,450 or 20.6% to $1,607,207 in the six months ended December 31, 2005 from $2,024,657 in the six months ended December 31, 2004. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $419,517 for the six months ended December 31, 2005. In addition, for the six months ended December 31, 2005, the costs associated with Internet services decreased $37,533 and the costs associated with BPO services increased $39,600. As a percentage of revenue, cost of sales decreased to 45.2% from 46.9% resulting in a gross margin of 54.8% as compared to 53.1% for the six months ended December 31, 2005 and 2004, respectively.

Perfexa incurred third-party cost of sales of $97,056 and $57,456 for the six months ended December 31, 2005 and 2004, respectively.

OPERATING EXPENSES - Operating expenses decreased by $240,832 or 8.1% to $2,728,953 in the six months ended December 31, 2005 from $2,969,785 in the six months ended December 31, 2004 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the six months ended December 31, 2005 were comprised primarily of $475,156 in payroll and related expenses paid to employees; billing related costs of $288,008; rent of $68,845; bad debt of $274,293; depreciation expense of $33,495; and $500,984 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the six months ended December 31, 2005 were comprised primarily of $850,065 in payroll and related expenses paid to employees; rent of $118,926; depreciation expense of $114,425; and $4,756 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

INTEREST EXPENSE - Net interest expense increased by $397,335 to $977,415 for the six months ended December 31, 2005 from $580,080 for the six months ended December 31, 2004. The increase was primarily due to debt discounts being amortized to interest expense totaling $737,919 during the six months ended December 31, 2005 with no corresponding expense during the same period in fiscal 2004.

NET LOSS - Net loss increased $506,099 to $1,735,117 or $0.06 loss per common share for the six months ended December 31, 2005, from a net loss of $1,229,018, or $0.05 loss per common share, for the six months ended December 31, 2004.

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

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $654,723 for the six months ended December 31, 2005 was primarily due to net loss of $1,735,117, changes in operating assets and liabilities, principally a decrease in accounts payable and accrued expenses of $160,248, and increases in accrued payroll and related taxes of $49,689, and accounts receivable and other current assets of $42,724; and minority interest of $26,894; offset partially by the loss on sale of equipment of $10,286; the amortization of debt discount of $737,919; depreciation and amortization expense of $147,920; the increase in bad debt expense related to accounts receivable of $274,293, and stock issued in connection with notes payable of $4,705.

     During the period ended December 31, 2005, we experienced significant bad debt and reduced margins on the local telephone product. As a result, we have exited the local telephone market in certain states and have stopped selling in the remaining states. There were no significant expenses in relation to exiting this line of business. We anticipate that this will increase our cash flows from operating activities.

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $1,612 for the six months ended December 31, 2005 funded purchases of property and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $640,856 in the six months ended December 31, 2005 was primarily due to net borrowing on notes payable of $775,425, and net proceeds from the issuance of stock of subsidiary totaling $93,315, offset partially by principal repayments on notes payable of $222,490, and principal repayments under capital lease obligations of $5,394.

     OUTSTANDING DEBT OBLIGATIONS AND RECENT DEBT RESTRUCTURINGS - In May and July 2005, we entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. To date, we have either paid or have been given a deferral on payments due under this note. However, one fund is not current in its payments and has not given us a deferral and is therefore in default. At the time of this filing, we are approximately $139,000 in arrears on payments due. Although we have not been given a notice of default, we expect to cure this default before March 31, 2006. However, there can be no guarantees that we will be successful in our efforts to cure the default. Failure to successfully cure the default will have a material adverse effect on our operations. Subsequently, on February 10, 2006, we received an additional $100,000 in financing. Although the terms of this debt agreement have not been finalized, the terms should be similar to the New Note.

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

     On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. As of the date of this report, the Company has approximately $19,000 outstanding under the note.

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

     On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. As of the date of this report, the Company has approximately $3,000 outstanding under the note.

     We maintain a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $583, including interest at a rate of approximately 15.4%. The total outstanding balance on the revolving line of credit was $22,448 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2005. As of the date of this report, we have made all payments as required in the revolving line of credit.

     EQUITY TRANSACTION - In November 2005, the Company issued 58,824 shares to attorneys in exchange for legal services provided to the Company valued at approximately $4,705 (based on the fair market value on the date of grant).

     INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of December 31, 2005, we have advanced Perfexa-U.S. $6,351,242 in cash and equipment, of which $661,504 was for the purchase of equipment and $5,689,738 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand. Such amounts have been eliminated in consolidation.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of December 31, 2005, Perfexa-U.S. has billed us $3,440,971 for such services. Such amount has been eliminated in consolidation.

     As of December 31, 2005, Perfexa-U.S. owes us $4,556,084, net of $434,690 repaid by Perfexa-U.S. from funds raised and $3,440,971 in amounts billed for services rendered. Such amount has been eliminated in consolidation.

PERFEXA  SOLUTIONS

     During the six months ended December 31, 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited ("Perfexa India"), completed a private offering of 530,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $24,315.

     In September 2005, Perfexa India, initiated a private offering of its common stock to third-party investors at a price of 12 Rupees per share. As of the date of this report, 250,000 shares have been sold, resulting in gross proceeds of $69,000.

     CONTINGENT  LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $43,000. We believe that it is more likely than not that we will not have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

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

     REVENUE AND RELATED COST RECOGNITION - We recognize revenue during the month in which services or products are delivered, as follows:

     TELECOMMUNICATIONS  RELATED  SERVICES

     Our telecommunications service revenues are generated primarily when customers make wireless and long distance telephone calls from their business or residential telephones for long distance service, monthly recurring charges for wireless and local service, or by using any of our telephone calling cards.

     Telecommunication services cost of sales consists of the cost of wireless and long distance service provided by our underlying carriers based on usage and on a per line basis for local service.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously discussed, we have convertible notes, principal amount $2,000,000. To date, we have either paid or have been given a deferral on payments due under this note. However, one fund is not current in its payments and has not given us a deferral and is therefore in default. At the time of this filing, we are approximately $139,000 in arrears on payments due. Although we have not been given a notice of default, we expect to cure this default before March 31, 2006. However, there can be no guarantees that we will be successful in its efforts to cure the default. Failure to successfully cure the default will have a material adverse effect on our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders for a vote during the three month period ended December 31, 2005.

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



                              GTC TELECOM CORP.


                              By: /s/ S. Paul Sandhu
                              ----------------------
                              S. Paul Sandhu
                              Chief Executive Officer
                              (Principal Executive Officer)

                              By:/s/ Gerald A. DeCiccio
                              -------------------------
                              Gerald A. DeCiccio
                              Chief Financial Officer
                              (Principal Accounting Officer)


Dated: February 14, 2006