Form 10QSB
period 2006-03-31
GTC TELECOM CORP
filed 2006-05-15
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

               For The Quarterly Period Ended MARCH 31, 2006

     [ ] Transition Report Pursuant To Section 13 Of 15(D) Of The Securities Exchange Act Of 1934

               For The Transition Period From ___________ To ___________

               Commission file number 0-25703

                                GTC TELECOM CORP.
       (Exact Name of Small Businees Issuer as Specified in its Charter)

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

                                ---------------

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock          Outstanding at April 30, 2006
     -----------------------------------          -----------------------------
       Common Stock, $0.001 par value                      30,034,446


Transitional Small Business Disclosure Format
(Check one);

Yes [ ] No [X]

INDEX.

                                              PART I
                                      FINANCIAL INFORMATION


Item 1.  Financial Statements.
         Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited) and June 30, 2005

         Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
             for the three and nine months ended March 31, 2006 and 2005

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
             March 31, 2006 and 2005

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

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

ITEM 1. FINANCIAL STATEMENTS

                                       GTC TELECOM CORP.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      March 31,      June 30,
                                                                        2006           2005
                                                                    ----------------------------
                                                                     (Unaudited)
ASSETS
  Cash                                                              $        500   $        500
  Accounts receivable, net of allowance for doubtful accounts of approximately $9,000 and $111,000 at
    March 31, 2006 and June 30, 2005, respectively                       421,480        847,520
  Deposits                                                                30,822         20,822
  Prepaid expenses                                                        27,271         77,804
                                                                    ----------------------------
    Total current assets                                                 480,073        946,646

Property and equipment, net                                              414,959        608,297
Other assets                                                              82,669         76,206
                                                                    ----------------------------

    Total assets                                                    $    977,701   $  1,631,149
                                                                    ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                             $  2,244,537   $  2,274,505
  Accrued payroll and related taxes                                      328,841        233,860
  Obligation under capital leases                                         10,210         10,381
  Notes payable, net of discounts totaling $1,001,668                  2,361,983         91,138
  Deferred income                                                          4,560          4,560
                                                                    ----------------------------
    Total current liabilities                                          4,950,131      2,614,444

Long-term liabilities:
  Obligation under capital leases, net of current portion                 13,476         21,153
  Notes payable, net of current portion                                   65,423      1,292,974
                                                                    ----------------------------
    Total Liabilities                                                  5,029,030      3,928,571

Commitments and contingencies

Minority interest in consolidated subsidiary                              51,752             --

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                               --             --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    30,034,446 and 27,802,092 shares issued and outstanding at
    March 31, 2006 and June 30, 2005, respectively                        30,034         27,802
  Additional paid-in-capital                                          11,629,788     10,841,159
  Note receivable officer                                                (60,306)       (60,306)
  Accumulated other comprehensive income                                 143,787        174,822
  Accumulated deficit                                                (15,846,384)   (13,280,899)
                                                                    ----------------------------
    Total stockholders' deficit                                       (4,103,081)    (2,297,422)
                                                                    ----------------------------

    Total liabilities and stockholders' deficit                     $    977,701   $  1,631,149
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

                                                        GTC TELECOM CORP.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     AND COMPREHENSIVE LOSS
                                                           (UNAUDITED)

                                                                    Three Months Ended                 Nine Months Ended
                                                                         March 31,                         March 31,
                                                              ------------------------------------------------------------------
                                                                   2006             2005             2006             2005
                                                              ------------------------------------------------------------------
Revenues:
  Telecommunications                                          $    1,373,655   $    2,153,735   $    4,557,182   $    6,085,513
  Internet services                                                   85,856          136,669          297,015          443,018
  BPO services                                                       157,875           47,668          322,549          129,560
                                                              ------------------------------------------------------------------
    Total revenues                                                 1,617,386        2,338,072        5,176,746        6,658,091
                                                              ------------------------------------------------------------------

Cost of sales:
  Telecommunications                                                 599,780          904,222        2,048,237        2,772,196
  Internet services                                                   25,449           40,676           87,143          139,903
  BPO services                                                        75,939           28,728          172,995           86,184
                                                              ------------------------------------------------------------------
    Total cost of sales                                              701,168          973,626        2,308,375        2,998,283
                                                              ------------------------------------------------------------------

Gross profit                                                         916,218        1,364,446        2,868,371        3,659,808
                                                              ------------------------------------------------------------------

Operating expenses:
  Payroll and related                                                602,533          575,271        1,740,414        1,765,572
  Selling, general, and administrative                               685,782          995,977        2,276,854        2,775,461
                                                              ------------------------------------------------------------------
    Total operating expenses                                       1,288,315        1,571,248        4,017,268        4,541,033
                                                              ------------------------------------------------------------------

Operating loss                                                      (372,097)        (206,802)      (1,148,897)        (881,225)

Interest expense, net                                               (472,033)        (270,941)      (1,449,448)        (851,021)
                                                              ------------------------------------------------------------------


Loss before provision for income taxes and minority interest        (844,130)        (477,743)      (2,598,345)      (1,732,246)

Provision for income taxes                                               907            1,833            8,703            9,369
                                                              ------------------------------------------------------------------

Loss before minority interest                                       (845,037)        (479,576)      (2,607,048)      (1,741,615)

Minority interest in loss of consolidated subsidiaries, net
  of taxes                                                            14,669            9,797           41,563           42,818
                                                              ------------------------------------------------------------------

Net loss available to common stockholders                           (830,368)        (469,779)      (2,565,485)      (1,698,797)

Foreign currency translation adjustment                               10,562           (3,337)         (31,035)         (32,741)
                                                              ------------------------------------------------------------------

Comprehensive loss                                            $     (819,806)  $     (473,116)  $   (2,596,520)  $   (1,731,538)
                                                              ==================================================================

Basic and diluted net loss available to common
  stockholders per common share                               $        (0.03)  $        (0.02)  $        (0.09)  $        (0.07)
                                                              ==================================================================

Basic and diluted weighted average common shares
  outstanding                                                     29,960,557       23,426,622       29,708,587       22,713,575
                                                              ==================================================================

                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       GTC TELECOM CORP.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                       Nine Months Ended
                                                                           March 31,
                                                                ------------------------------
                                                                     2006            2005
                                                                ------------------------------
Cash Flows From Operating Activities:
Net loss                                                        $  (2,565,485)  $  (1,698,797)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
  Depreciation and amortization                                       217,663         227,951
  Bad debt expense                                                    328,171         287,304
  Amortization of debt discount                                     1,106,874              --
  Loss on sale of equipment                                            10,286              --
  Estimated fair market value of stock issued for services             11,156              --
  Estimated fair market value of stock issued in
    connection with notes payable                                       4,705          20,827
  Estimated fair market value of options granted to
    employees for compensation                                             --          82,687
  Minority interest in loss of consolidated subsidiaries              (41,563)        (42,818)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                      101,144        (481,767)
    Accounts payable and accrued expenses                             110,032       1,628,843
    Accrued payroll and related taxes                                  94,981          18,490
                                                                ------------------------------

Net cash provided by/(used in) operating activities                  (622,036)         42,720
                                                                ------------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                   (15,025)        (29,463)
                                                                ------------------------------

Net cash used in investing activities                                 (15,025)        (29,463)
                                                                ------------------------------

Cash Flows From Financing Activities:
Principal repayments on notes payable                                (334,879)        (80,491)
Principal payments under capital lease obligations                     (7,848)        (10,641)
Principal borrowings on notes payable, net of fees of $141,825        875,425              --
Proceeds from issuance of stock of subsidiary                          93,315              --
Proceeds from sale of stock                                                --          60,000
                                                                ------------------------------

Net cash provided by/(used in) financing activities                   626,013         (31,132)
                                                                ------------------------------

Effect of exchange rate on cash                                        11,048         (32,741)
                                                                ------------------------------

Net decrease in cash                                                       --         (50,616)

Cash at beginning of period                                               500          73,572
                                                                ------------------------------

Cash at end of period                                           $         500   $      22,956
                                                                ==============================


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                        $14,184  $6,902
                                                    =======  ======
    Income taxes                                    $ 8,703  $9,369
                                                    =======  ======


See accompanying notes to condensed consolidated financial statements for other non-cash investing and financing activities.

In March 2006, the Company converted $140,000 of accounts payable into a term note.

During the nine month period ended March 31, 2006, the Company financed the purchase of equipment totaling $30,874 with notes payable.

In July 2005, the Company issued 1,823,530 shares of restricted common stock pursuant to the issuance of a note payable with a principal amount of $911,765.

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

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly and/or majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of March 31, 2006, the results of operations for the three and nine months ended March 31, 2006 and 2005, and cash flows for the nine months ended March 31, 2006 and 2005. The accompanying June 30, 2005 balance sheet has been derived from the audited June 30, 2005 balance sheet filed in Form 10-KSB/A with the Securities and Exchange Commission on November 1, 2005.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2005, included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on November 1, 2005. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC - GTC provides various services including, telecommunication services, which includes wireless, and long distance telephone, Internet related services, including Internet Service Provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

The Company has formed four wholly owned subsidiaries, of which only one is active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. was set up to offer prepaid calling cards purchased over the internet. It is currently inactive. Curbside Communications, Inc., currently inactive, has been set up for future strategic purposes.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company has negative working capital of $4,470,058, an accumulated deficit of $15,846,384, and a stockholders' deficit of $4,103,081. In addition, through March 31, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company hopes to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. At March 31, 2006 and June 30, 2005, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. The Company's controlling interest requires that Perfexa Solutions, Inc.'s operations be included in the condensed consolidated financial statements of the Company. The 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at March 31, 2006 and June 30, 2005 is shown as minority interest in consolidated subsidiary in the accompanying condensed consolidated financial statements.

In addition, approximately 4.1% of Perfexa India is owned by outside investors as of March 31, 2006. See Note 8 below for additional information.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $31,035 and $32,741 for the nine months ended March 31, 2006 and 2005, respectively.

STOCK-BASED INCENTIVE COMPENSATION - The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost approximating $82,687 is reflected in net loss for the nine month period ended March 31, 2005 as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. No such expense has been recorded during the nine month period ended March 31, 2006.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, for all of its stock-based employee compensation plans.


                                                                   Three Months Ended               Nine Months Ended
                                                                        March 31,                       March 31,
                                                             --------------------------------------------------------------
                                                                  2006            2005            2006            2005
                                                             --------------------------------------------------------------
Net loss available to common stockholders:
    As reported                                              $    (830,368)  $    (469,779)  $  (2,565,485)  $  (1,698,797)
    Deduct total stock-based employee compensation expense
      determined under fair based method for all awards            (33,000)        (69,000)        (99,000)       (183,000)
                                                             --------------  --------------  --------------  --------------

    Pro-forma                                                $    (863,368)  $    (538,779)  $  (2,664,485)  $  (1,881,797)
                                                             ==============  ==============  ==============  ==============

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $       (0.03)  $       (0.02)  $       (0.09)  $       (0.07)
                                                             ==============  ==============  ==============  ==============

    Pro-forma                                                $       (0.03)  $       (0.02)  $       (0.09)  $       (0.08)
                                                             ==============  ==============  ==============  ==============


LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Using the treasury stock method, no shares were deemed to be potential additional common shares for the three month periods ended March 31, 2006 and 2005, and the nine month periods ended March 31, 2006 and 2005, because exercise prices of options, warrants and convertible debt were equal to or in excess of the average trading price during the reporting period. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                       Three Months Ended              Nine Months Ended
                                                                            March 31,                       March 31,
                                                                 --------------------------------------------------------------
                                                                      2006            2005            2006            2005
                                                                 --------------------------------------------------------------
Net loss available to common stockholders                        $    (830,368)  $    (469,779)  $  (2,565,485)  $  (1,698,797)
                                                                 ==============================================================

Weighted average number of common shares outstanding                29,960,557      23,426,622      29,708,587      22,713,575
Incremental shares from the assumed exercise of dilutive stock
options, warrants and convertible debt                                      --              --              --              --
                                                                 --------------------------------------------------------------
Dilutive common shares                                              29,960,557      22,426,622      29,708,587      22,713,575
                                                                 ==============================================================

Basic and diluted net loss available to common stockholders per
common share                                                     $       (0.03)  $       (0.02)  $       (0.09)  $       (0.07)
                                                                 ==============================================================


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

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of March 31, 2006, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of March 31, 2006) and are due on demand. The Company has classified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at March 31, 2006.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

In March 2006, the Company converted $140,000 of a payable due to a third party into a term note payable. The note provides for the Company to make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid.

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

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. The modification was not deemed to be an extinguishment of debt, as described in EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." As of the date of this report, the Company has approximately $19,000 outstanding under the note.

On December 9, 2003, the Company borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 on April 8, 2004. On May 17, 2004, the note, as amended, was extended to July 19, 2004. On July 1, 2005, the Company agreed to resolve all outstanding amounts owed under the note via the payment of $30,000 plus bi-weekly payments of $8,000. The outstanding principal and accrued interest, which, at the time of the July 1, 2005 agreement totaled $167,000 will accrue simple interest at the rate of 10% per annum until fully repaid. The modification was not deemed to be an extinguishment of debt, as described in EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of
Debt  Instruments."  The  borrowing  was  repaid  on  May  4,  2006.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. The modification was not deemed to be an extinguishment of debt, as described in EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." As of the date of this report, the Company has approximately $2,000 outstanding under the note.

The Company maintains a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $684, including interest at a rate of approximately 14.8%. The total outstanding balance on the revolving line of credit was $26,493 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2006. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of the date of this report, the Company has repaid the amount borrowed.

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

The Company recorded compensation expense for previously issued "in the money" options of $82,687 in the nine month period ended March 31, 2005. The Company recorded no such compensation expense for the nine month period ended March 31, 2006.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for

25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $62,500 as of March 31, 2006. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

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

In November 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited ("Perfexa India"), completed a private offering of 530,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $24,315.

In September 2005, Perfexa India, initiated a private offering of its common stock to third-party investors at a price of 12 Rupees per share. 250,000 shares were sold, resulting in gross proceeds of $69,000.

CONTINGENT  LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $57,000. We believe that it is more likely than not that we will not have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

NOTE  9  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and nine months ended March 31, 2006 and 2005.

                                            Three Months Ended              Nine Months Ended
                                                 March 31,                      March 31,
                                      --------------------------------------------------------------
                                           2006            2005            2006            2005
                                      --------------------------------------------------------------
             REVENUES
             --------
    Telecommunications and Internet   $   1,459,511   $   2,290,404   $   4,854,197   $   6,528,531
    BPO
      Perfexa-U.S.                          157,875          47,668         322,549         129,560
      Perfexa-India                              --              --              --              --
                                      --------------  --------------  --------------  --------------
        Total                         $   1,617,386   $   2,338,072   $   5,176,746   $   6,658,091
                                      ==============  ==============  ==============  ==============

          COST OF SALES
          -------------
    Telecommunications and Internet   $     625,229   $     944,898   $   2,135,380   $   2,912,099
    BPO
      Perfexa-U.S.                           75,939          28,728         172,995          86,184
      Perfexa-India                              --              --              --              --
                                      --------------  --------------  --------------  --------------
        Total                         $     701,168   $     973,626   $   2,308,375   $   2,998,283
                                      ==============  ==============  ==============  ==============

     OPERATING INCOME/(LOSS)
     -----------------------
    Telecommunications and Internet   $      98,393   $     359,007   $     342,147   $     787,949
    BPO


      Perfexa-U.S.                         (114,060)       (241,115)       (481,162)       (730,078)
      Perfexa-India                        (356,430)       (324,694)     (1,009,882)       (939,096)
                                      --------------  --------------  --------------  --------------
        Total                         $    (372,097)  $    (206,802)  $  (1,148,897)  $    (881,225)
                                      ==============  ==============  ==============  ==============

        CAPITAL EXPENDITURES
        --------------------
    Telecommunications and Internet   $          --   $      16,239   $          --   $      40,849
    BPO
      Perfexa-U.S.                               --           1,293              --           1,293
      Perfexa-India                          13,413              --          15,025          24,446
                                      --------------  --------------  --------------  --------------
        Total                         $      13,413   $      17,532   $      15,025   $      66,588
                                      ==============  ==============  ==============  ==============


Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                                     March 31, 2006   June 30, 2005
                                     -------------------------------

              ASSETS
              ------
    Telecommunications and Internet  $       495,997  $      996,406
    BPO
      Perfexa-U.S.                            20,197          25,416
      Perfexa-India                          461,507         609,327
                                     ---------------  --------------
        Total                        $       977,701  $    1,631,149
                                     ===============  ==============


NOTE  10  -  SUBSEQUENT  EVENT:

On May 9, 2006, the Company borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides for the Company to repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006. Because of the short term of this note, imputed interest is not deemed to be significant.

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

GENERAL  OVERVIEW

Our principal line of business is to provide wireless and long distance telephone, and value-added services for small and medium-sized businesses and residential customers throughout the United States. Our strategy has been to build a subscriber base without committing capital or management resources to construct our own network and transmission facilities. This strategy has allowed us to add customers without being limited by capacity, geographic coverage, or configuration of any particular network that we might have developed.

During the period ended March 31, 2006, we experienced significant bad debt and reduced margins on the local telephone product. As a result, we have exited the local telephone market. There were no significant expenses in relation to exiting this line of business.

We also provide Internet related services such as Internet access via Dial-Up. Our services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and telemarketing.

Our revenues consist of revenues from the sale of telecommunications, Internet, and BPO services. Telecommunication revenues are generated primarily from monthly recurring charges for wireless service and when customers make wireless and long distance telephone calls from their business or residential telephones. Internet related services are typically billed at a flat rate and are billed in advance. Revenues are recognized in the period earned. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     REVENUES - Revenues decreased by $720,686 or 30.8% to $1,617,386 in the three months ended March 31, 2006 from $2,338,072 in the three months ended
March 31, 2005. The decrease was due to a decrease in telecommunications revenues of $780,080 and a decrease in Internet revenues of $50,813, offset partially by the increase in BPO revenues of $110,207. As of March 31, 2006, the Company had approximately 71,000 telecommunications customers and 1,967 Internet customers, with usage of long distance services of approximately 18,085,000 minutes for the three months ended March 31, 2006 as compared with 89,190 long distance customers and 3,780 Internet customers as of March 31, 2005, with usage of long distance services of approximately 25,312,000 minutes for the three months ended March 31, 2005.

     We believe that the reduction in minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties we recently experienced as a result of our change in underlying providers in July 2004 may have contributed to this reduction in minutes. In an effort to increase revenue, we have stepped up our outbound telemarketing campaigns and are exploring alternative marketing campaigns.

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. During the quarter ended December 31, 2003, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $157,875 and $47,668 for the three months ended March 31, 2006 and 2005, respectively.

     COST OF SALES - Cost of sales decreased by $272,458 or 28.0% to $701,168 in the three months ended March 31, 2006 from $973,626 in the three months ended March 31, 2005. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $304,442. In addition, for the three months ended March 31, 2006, the costs associated with Internet services decreased $15,227 and the costs associated with BPO services increased $47,211. As a percentage of revenue, cost of sales increased to 43.4% from 41.6%, resulting in a gross margin of 56.6% as compared to 58.4% for the three months ended March 31, 2006 and 2005, respectively.

     Perfexa incurred third-party cost of sales of $75,939 and $28,728 for the three months ended March 31, 2006 and 2005, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $282,933 or 18.0% to $1,288,315 in the three months ended March 31, 2006 from $1,571,248 in the three months ended March 31, 2005 primarily due to the Company's reduction in revenues.

     Operating expenses, individually net of Perfexa related costs, for the three months ended March 31, 2006 were comprised primarily of $205,762 in payroll and related expenses paid to employees; billing related costs of $123,992; rent of $33,550; bad debt of $53,754; depreciation expense of $12,101; and $306,730 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the three months ended March 31, 2006 were comprised primarily of $396,771 in payroll and related expenses paid to employees; rent of $67,037; depreciation expense of $57,642; and $30,976 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

     Operating expenses, individually net of Perfexa related costs, for the three months ended March 31, 2005 were comprised primarily of $235,227 in payroll and related expenses paid to employees; billing related costs of $163,515; rent of $36,162; bad debt of $184,615; depreciation expense of $24,076; amortization of previously issued options to employees valued at approximately $27,562; and $315,342 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the three months ended March 31, 2005 were comprised primarily of $340,044 in payroll and related expenses paid to employees; rent of $63,785; depreciation expense of $47,929; and $132,991of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

     INTEREST EXPENSE - Net interest expense increased by $201,092 to $472,033 for the three months ended March 31, 2006 from $270,941 for the three months ended March 31, 2005. The increase was primarily due to debt discounts being amortized to interest expense totaling $368,955 during the three months ended March 31, 2006 with no corresponding expense during the same period in fiscal 2005.

     NET LOSS - Net loss increased $360,589 to $830,368 or $0.03 loss per common share for the three months ended March 31, 2006, from a net loss of $469,779, or $0.02 loss per common share, for the three months ended March 31, 2005.

     ASSETS AND LIABILITIES - Assets decreased by $653,448 to $977,701 as of March 31, 2006 from $1,631,149 as of June 30, 2005. The decrease was due to net decreases in accounts receivable of $426,040, prepaid expenses of $50,533, and property and equipment of $193,338, net of increases in deposits of $10,000, and other assets of $6,463. Liabilities increased by $1,100,459 to $5,029,030 as of March 31, 2006 from $3,928,571 as of June 30, 2005. The increase was due to increases in payroll and payroll related liabilities of $94,981; and notes payable of $1,043,294 due primarily to principal repayments, net of decreases in accounts payable and accrued expenses of $29,968, primarily for amounts owed to Sprint (associated with customer usage), and obligations under capital lease of $7,848, associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

     STOCKHOLDERS'  DEFICIT  -  Stockholders' deficit increased by $1,805,659 to
$4,103,081  as  of  March  31,  2006  from  $2,297,422 as of June 30, 2005.  The increase was attributable to a net loss of $2,565,485 in the nine months ended March 31, 2006; and a cumulative translation adjustment of $31,035, net of an increase in the fair market value of stock issued pursuant to notes payable of $775,000, the fair market value of stock issued for services of $11,156, and the fair market value of stock issued in connection with notes payable of $4,705.

NINE  MONTHS  ENDED  MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

REVENUES - Revenues decreased by $1,481,345 or 22.2% to $5,176,746 in the nine months ended March 31, 2006 from $6,658,091 in the nine months ended March 31, 2005. The decrease was due to a decrease in telecommunications revenues of $1,528,331 and a decrease in Internet revenues of $146,003, offset partially by the increase in BPO revenues of $192,989. As of March 31, 2006, the Company had approximately 71,000 telecommunications customers and 1,967 Internet customers, with usage of long distance services of approximately 60,191,000 minutes for the nine months ended March 31, 2006 as compared with 89,190 long distance customers and 3,780 Internet customers as of March 31, 2005, with usage of long distance services of approximately 82,576,000 minutes for the nine months ended March 31, 2005.

We believe that the reduction in customer counts and minutes are a result of several recent competitive pressures including: the increase in the number of low-priced long distance calling plans currently available, the expansion of bundled local/long distance services offered by Local Exchange Carriers and/or Competitive Local Exchange Carriers, and the migration of traditional long distance usage to cellular long distance and internet usage. In addition, the difficulties we recently experienced as a result of our change in underlying providers in July 2004 may have contributed to this reduction in customer counts and minutes. In an effort to increase revenue, we have stepped up our outbound telemarketing campaigns and are exploring alternative marketing campaigns.

Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. During the quarter ended December 31, 2003, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $322,549 and $129,560 for the nine months ended March 31, 2006 and 2005, respectively.

COST OF SALES - Cost of sales decreased by $689,908 or 23.0% to $2,308,375 in the nine months ended March 31, 2006 from $2,998,283 in the nine months ended March 31, 2005. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $723,959 for the nine months ended March 31, 2006. In addition, for the nine months ended March 31, 2006, the costs associated with Internet services decreased $52,760, and the costs associated with BPO services increased $86,811. As a percentage of revenue, cost of sales decreased to 44.6% from 45.0% resulting in a gross margin of 55.4% as compared to 55.0% for the nine months ended March 31, 2006 and 2005, respectively.

Perfexa incurred third-party cost of sales of $172,995 and $86,184 for the nine months ended March 31, 2006 and 2005, respectively.

OPERATING EXPENSES - Operating expenses decreased by $523,765 or 11.5% to $4,017,268 in the nine months ended March 31, 2006 from $4,541,033 in the nine months ended March 31, 2005 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

Operating expenses, individually net of Perfexa related costs, for the nine months ended March 31, 2006 were comprised primarily of $680,918 in payroll and related expenses paid to employees; billing related costs of $412,000; rent of $102,395; bad debt of $328,171; depreciation expense of $45,596; and $807,590 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

Perfexa related operating expenses for the nine months ended March 31, 2006 were comprised primarily of $1,059,496 in payroll and related expenses paid to employees; rent of $185,963; depreciation expense of $172,067; and $223,072 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

INTEREST EXPENSE - Net interest expense increased by $598,427 to $1,449,448 for the nine months ended March 31, 2006 from $851,021 for the nine months ended March 31, 2005. The increase was primarily due to debt discounts being amortized to interest expense totaling $1,106,874 during the nine months ended March 31, 2006 with no corresponding expense during the same period in fiscal 2005.

NET LOSS - Net loss increased $866,688 to $2,565,485 or $0.09 loss per common share for the nine months ended March 31, 2006, from a net loss of $1,698,797, or $0.07 loss per common share, for the nine months ended March 31, 2005.

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

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $622,036 for the nine months ended March 31, 2006 was primarily due to net loss of $2,565,485, and minority interest of $41,563; offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $110,032, accrued payroll and related taxes of $94,981, and accounts receivable and other current assets of $101,144; the loss on sale of equipment of $10,286; the amortization of debt discount of $1,106,874; depreciation and amortization expense of $217,663; the increase in bad debt expense related to accounts receivable of $328,171, the fair market value of stock issued for services of $11,156, and the fair market value of stock issued in connection with notes payable of $4,705.

     During the period ended March 31, 2006, we experienced significant bad debt and reduced margins on the local telephone product. As a result, we have exited the local telephone market. There were no significant expenses in relation to exiting this line of business. We anticipate that this will increase our cash flows from operating activities.

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $15,025 for the nine months ended March 31, 2006 funded purchases of property and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $626,013 in the nine months ended March 31, 2006 was primarily due to net borrowing on notes payable of $875,425, and net proceeds from the issuance of stock of subsidiary totaling $93,315, offset partially by principal repayments on notes payable of $334,879, and principal repayments under capital lease obligations of $7,848.

     OUTSTANDING DEBT OBLIGATIONS AND RECENT DEBT RESTRUCTURINGS - On May 9, 2006, the Company borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides for the Company to repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006.

In March 2006, the Company converted $140,000 of a payable due to a third party into a term note payable. The note provides for the Company to make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid.

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

     On December 9, 2003, we borrowed $200,000 for working capital purposes from an unrelated third party. The note was to be repaid plus interest of $21,333 on April 8, 2004. On May 17, 2004, the note, as amended, was extended to July 19, 2004. On July 1, 2005, we agreed to resolve all outstanding amounts owed under the note via the payment of $30,000 plus bi-weekly payments of $8,000. The outstanding principal and accrued interest, which, at the time of the July 1, 2005 agreement totaled $167,000 will accrue simple interest at the rate of 10% per annum until fully repaid. The borrowing was repaid on May 4, 2006.

     On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. As of the date of this report, the Company has approximately $2,000 outstanding under the note.

     We maintain a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $684, including interest at a rate of approximately 14.8%. The total outstanding balance on the revolving line of credit was $26,493 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2006. As of the date of this report, we have made all payments as required in the revolving line of credit.

     EQUITY TRANSACTIONS - In January 2006, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement.

     In November 2005, the Company issued 58,824 shares to attorneys in exchange for legal services provided to the Company valued at approximately $4,705 (based on the fair market value on the date of grant).

     In July 2005, the Company issued 1,823,530 shares of the Company's restricted common stock in connection with the issuance of a convertible note.

     INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of March 31, 2006, we have advanced Perfexa-U.S. $8,498,254 in cash and equipment, of which $661,504 was for the purchase of equipment and $7,836,750 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand. Such amounts have been eliminated in consolidation.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of March 31, 2006, Perfexa-U.S. has billed us $3,818,333 for such services. Such amount has been eliminated in consolidation.

     As  of  March  31,  2006,  Perfexa-U.S. owes us $4,525,734, net of $434,690 repaid by Perfexa-U.S. from funds raised and $3,818,333 in amounts billed for services rendered. Such amount has been eliminated in consolidation.

PERFEXA  SOLUTIONS

     In November 2005, the Company's foreign subsidiary, Perfexa Solutions Private Limited ("Perfexa India"), completed a private offering of 530,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $24,315.

     In September 2005, Perfexa India, initiated a private offering of its common stock to third-party investors at a price of 12 Rupees per share. 250,000 shares were sold, resulting in gross proceeds of $69,000.

     CONTINGENT  LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $57,000. We believe that it is more likely than not that we will not have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

CAPITAL  EXPENDITURES

     We expect to purchase approximately $100,000 of additional equipment on top of the purchases already made in connection with the expansion of our business. In addition, as previously discussed, we expanded our operations into the Republic of India through our Perfexa subsidiary. We expect to continue funding this expansion with an additional $200,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because we presently do not have the capital for such expenditures, we will have to raise these funds. (See Financing in this section).

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

     The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Curbside Communications, Inc., and Perfexa Solutions, Inc.

     CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet. It is currently inactive. Curbside Communications, Inc., currently inactive, has been set up for future strategic purposes. Perfexa Solutions, Inc. offers business process outsourcing services.

GOING  CONCERN

     The Company's independent certified public accountants have stated in their report included in the Company's 2005 Form 10-KSB/A, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

     REVENUE AND RELATED COST RECOGNITION - We recognize revenue during the month in which services or products are delivered, as follows:

     TELECOMMUNICATIONS  RELATED  SERVICES

     Our telecommunications service revenues are generated primarily when customers make wireless and long distance telephone calls from their business or residential telephones for long distance service, monthly recurring charges for wireless service, or by using any of our telephone calling cards.

     Telecommunication services cost of sales consists of the cost of wireless and long distance service provided by our underlying carriers based on usage.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 22, 2006, we held our annual meeting of stockholders. Up for consideration by the stockholders at the meeting were four proposals submitted by our Board of Directors.

     (1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes withheld and the number of votes voted for this proposal:

                          Number Of      Number of        Number of      Number of
     Name                Votes "For"  Votes "Against"  Votes "Abstain"  Shares Voted
     ------------------  -----------  ---------------  ---------------  ------------

     S. Paul Sandhu       20,572,263            1,000          292,415    20,865,679

     Eric A. Clemons      20,572,263            1,000          292,415    20,865,679

     Gerald A. DeCiccio   20,572,263            1,000          292,415    20,865,679

     (2) The second proposal up for consideration involved the approval and amendment of GTC's Articles of Incorporation to change the Company's name to GTC Wireless, Inc. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

     Number of       Number of        Number of
     Votes "For"  Votes "Against"  Votes "Abstain"  Number of Shares Voted
     -----------  ---------------  ---------------  ----------------------
     20,828,429            31,100            6,150              20,865,679

     (3) The third proposal up for consideration involved the amendment of GTC's Articles of

Incorporation to effectuate a reverse split of the Company's common stock in an amount to be determined by the Board of Directors between 1-for-2 and 1-for-10. Set forth below are the number of votes for, against, abstain and the number of votes voted for this proposal:

     Number of       Number of        Number of      Number of
     Votes "For"  Votes "Against"  Votes "Abstain"  Shares Voted
     -----------  ---------------  ---------------  ------------
     20,053,781           711,937           99,960    20,865,679

     (4) The fourth proposal involved ratifying the appointment of Squar, Milner, Reehl & Williamson LLP as the independent registered public accountants firm of the Company for the fiscal year ending June 30, 2006. Set forth below are the number of votes for, against, abstain and the number of votes voted for this proposal:

     Number of       Number of        Number of      Number of
     Votes "For"  Votes "Against"  Votes "Abstain"  Shares Voted
     -----------  ---------------  ---------------  ------------
     20,592,028           267,140            6,510    20,865,679

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

Dated: May 15, 2006