Form 10KSB
period 2006-06-30
GTC TELECOM CORP
filed 2006-10-16
CIK 1081919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the fiscal year ended JUNE 30, 2006

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

     Yes    X       No
          -----         -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

     Yes            No    X
          -----         -----

     State issuer's revenues for its most recent fiscal year. $6,676,100

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $1,073,679

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,269,740

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

None.

     Transitional Small Business Disclosure Format (check one):

     Yes            No    X
          -----         -----

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

Item 8B  Other Information.

                                             PART III

Item 9   Directors and Executive Officers of the Registrant.

Item 10  Executive Compensation.

Item 11  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters.

Item 12  Certain Relationships and Related Transactions.

Item 13  Exhibits.

Item 14  Principal Accountant Fees and Services.

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

Overview

     We are a provider of various services including, telecommunication services such as wireless and long distance telephone services, Internet related services, and business process outsourcing ("BPO") services. We were organized as a Nevada Corporation on May 17, 1994 and are currently based in Costa Mesa, California. Our common stock trades on the NASDAQ's OTC Bulletin Board under the symbol "GTCC."

     Our services consist of the following:

Telecommunications Related Services

     Long Distance Telephone Service

     We are currently licensed in every state (except Alaska) and the District of Columbia to provide long distance telecommunications services. We primarily service small and medium sized businesses and residential customers throughout the United States and have positioned ourselves to be a low-cost provider in the marketplace. To date, we have operated as a switchless (1), nonfacilities-based reseller of long distance services. By committing to purchase large usage volumes from national carriers such as Sprint, pursuant to contract tariffs (2), we have been able to procure substantial discounts and offer low-cost, high-quality long distance services to our customers at rates at or below current standard industry levels.

     We provide long distance telephone service under a variety of plans. These include outbound service, inbound toll-free 800 service and calling card service. We do not currently offer local telephone service. Our long distance services are billed directly by us on a monthly basis.

     Wireless Telephone Service

     We also provide wireless telephone service through our parent company under the name GTC Wireless, and through our majority-owned subsidiary Shine Wireless, Inc. ("Shine Wireless"). We offer a variety of plans for our wireless service and offer the same plans under both GTC Wireless and Shine Wireless. These services are available to both consumer and business users and are both serviced through the same third party provider. Our wireless telephone services are billed using the same methods as those used for billing our long distance telecommunication services. Our wireless telephone services are provided pursuant to contracts with third-party providers, who remain competitors with us. By contracting with third-party providers to purchase large quantities of usage volumes, we are able to secure significant discounts, allowing us to offer these services to our end-users at rates equal to or less than our competitors.

     GTC Wireless' services are offered directly by us and GTC Wireless. We acquire new customers for GTC Wireless through telemarketing, Internet advertising, and marketing to our long distance customers. Shine Wireless' services are offered by Shine Wireless and are sold through a network of independent sales agents. Based on the different methods used to acquire new customers for GTC Wireless and Shine Wireless we do not believe these two services will directly compete for customers.

Internet Related Services

     We also operate as an Internet Service Provider, offering dial-up access at speeds up to 56kps. This service is available to both consumer and business users. Our Internet related services are billed using the same methods as those used for billing our telecommunication services. Our Internet related services are provided pursuant to contracts with third-party providers, who remain competitors with us. By contracting with third-party providers to purchase large quantities of usage volumes, we are able to secure significant discounts, which then allows us to offer these services to our end-users at

------------------------
(1) Switchless resellers of long distance services do not utilize any of their own lines, or switching equipment.
(2) Contract tariffs are services and rates based on contracts negotiated with individual customers, but also available to all customers.

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

     Perfexa currently provides customer service for our approximately 59,000 telecommunication and Internet users. Perfexa's IT group currently develops IT solutions for our customer care needs and the integration of our customer care system with those of Perfexa's New Delhi Center. Perfexa has recently begun offering its services to third parties and plans to focus on marketing its outsourced call center services to U.S. based companies. Perfexa's IT group will work initially to ensure the integration of Perfexa's systems with those of Perfexa's clients. Subsequently, the IT group will develop customized software solutions for third parties.

Marketing

     We market our products and services using various strategies including Independent Affiliates, telemarketing, Internet advertising, and "word of mouth" free advertising. In September 2006, through Shine Wireless, we launched a direct sales marketing program of independent distributors. Shine Wireless authorizes and trains the independent distributors to resell Shine Wireless' services to residential and small business customers, and allows the individual distributors to build up their own "downline" sales force of other independent distributors. Once an independent distributor has signed up a customer on one or more of Shine Wireless's services/products, the customer becomes a Shine Wireless customer. Shine Wireless takes over the servicing and billing of the customers as well as the collection of monies owed by the customers for their use of the Shine Wireless services/products. Shine Wireless pays each independent distributor a commission on the usage monies collected from those retail customers who are directly sourced by that distributor. Shine Wireless also pays override commissions to each independent distributor on the monies collected from those customers sourced by the distributor's downline. In addition, Shine Wireless pays sales quota bonuses to independent distributors for assisting other distributors to obtain certain minimum quotas of service. Shine Wireless does not pay any monies to independent distributors simply for recruiting other distributors into Shine Wireless's direct sales marketing program. Shine Wireless generally maintains communications with its independent distributors through (1) Shine Wireless's proprietary communications systems,
(2) Shine Wireless's internal personnel dedicated to the support of the independent distributors, and (3) Shine Wireless's network of senior independent distributors. This program has been designed to bring Shine Wireless new retail customers even if little or no growth occurs in the marketing program revenues.

We believe we are in compliance with all State and Federal regulations governing direct sales marketing companies. Changes in existing policies or regulations in any state or by the Federal Trade Commission ("FTC") could materially adversely affect our financial condition or results of operations, particularly if those policies make it more difficult for us to attract new independent distributors, or otherwise increase the cost and regulatory burdens of marketing and providing service. There can be no assurance that the regulatory authorities in one or more states or the FTC will not take action having an adverse effect on our business or financial condition or results of operations.

Competition

Telecommunication Services

     The wireless and long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants, including AT&T Corp., Sprint, Verizon, and other national and regional carriers. Competition in the telecommunications business is based upon pricing, customer service, billing services and perceived quality. We compete against various national and regional carriers that are composed of both facilities-based providers (those that carry wireless and long distance traffic on their own equipment) and switchless resellers (those that resale long distance carried by facilities-based providers) offering essentially the same services as us. Several of our competitors are substantially larger and have greater financial, technical and marketing resources. We believe that we are able to compete with these competitors by providing high quality service at the lowest price possible.

     We believe that the pricing strategies and cost structures of the major carriers have resulted historically in their charging higher rates to the residential and small-to-medium sized business customer. Smaller customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. By committing to large volumes of traffic, we guarantee traffic to the major carrier while relieving the major carrier of the administrative burden of qualifying and servicing large numbers of small-to-medium-sized accounts. To be successful, we believe that we must have lower overhead costs and be able to efficiently market the wireless and long distance product, process orders, verify credit and provide customer service to a large number of accounts. Although we believe we have human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors. There can be no assurances that we will be able to compete successfully in these markets.

     Our long distance traffic is currently carried by Sprint Communications, Inc. which provides our underlying long distance network. Sprint remains a competitor of ours for the provisioning of telecommunications services. Our wireless services, for both GTC Wireless and Shine Wireless, are provided through an agreement with an independent third party provider.

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

Internet Related Services

     The market for Internet-based online services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of Internet Service Providers and online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry, and we expect that competition will continue to intensify. Many of our current and potential competitors such as Earthlink, Yahoo, AOL, and Microsoft Network have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than us.

     We believe that our Internet Related Services are marketed at competitive rates and provide quality and services comparable to our competitors.

Business Process Outsourcing Services

     IT Outsourcing. The IT Outsourcing market remains highly competitive with many companies providing business process outsourcing ("BPO") services. Major competitors in the BPO market are Electronic Data Systems Corporation (EDS), Accenture Ltd., Affiliated Computer Services, Convergys, Hewitt, and IBM Global Services. Offshore IT service companies are also contributing to the aggressive market. According to Information Week, the demand for IT services is not slowing and the trend is reflective with Indian companies' hiring. Information Week went on to say that between July and September 2005, Tata Consulting Services increased its staff by nearly 12% to more than 53,000, while Infosys Technologies grew its staff 15% to more than 46,000.

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

Customer Attrition

     We believe that a high level of customer attrition is a characteristic of the domestic residential long distance, wireless, and Internet related industries. Attrition is attributable to a variety of factors, including the termination of customers by us for non-payment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and the issuance of cash or other forms of incentives. Such attrition could have a material adverse effect upon our future results of operations and financial conditions.

Dependence on Key Customers

     We are not dependent on any single customer for a significant portion of our annual sales. Our customer base changes on a continuous basis, as new customers are added or old customers removed.

Major Suppliers

     We do not own our own long distance network and currently depend upon Sprint Communications Company L.P. to provide for the transmission of phone calls by our customers and to provide the call detail records upon which we base our customer's billings. Our contract with Sprint expired August 31, 2006. We are currently in discussions with Sprint to negotiate a new contract. While we negotiate a new contract with Sprint, the terms and pricing of our service remain the same as the expired contract. Sprint may terminate the agreement upon 30 days written notice and then only in the event that we are in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement.

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

     We do not have our own wireless telephone network. We currently provide our wireless services, for both GTC Wireless and Shine Wireless, pursuant to an agreement with a third party company for the provisioning of our wireless service. We are not obligated to any monthly minimums under this agreement. Although we believe that our relationship with our third-party provider is strong and should remain so with continued contract compliance, the termination of our contract with our underlying provider, the loss of wireless services provided by this company, or a reduction in the quality of service we receive from this company could have an adverse effect on our wireless operations. In the event that our underlying provider was to discontinue its service to us, we believe, based upon discussions that we have had with other wireless service providers, that we could negotiate and obtain contracts with wireless service providers at comparable rates.

     We do not have our own Internet Network. Currently, we provide our Internet Service Provider Access services pursuant to an agreement with a third party company for the provisioning of our Internet Service Provider Access service. We are not obligated to any monthly minimums under this agreement. Although we believe that our relationship with our third-party provider is strong and should remain so with continued contract compliance, the termination of our contract with our underlying provider, the loss of Internet services provided by this company, or a reduction in the quality of service we receive from this company could have an adverse effect on our internet operations. In the event that our underlying provider was to discontinue its service to us, we believe, based upon discussions that we have had with other Internet service providers, that we could negotiate and obtain contracts with Internet service providers at comparable rates.

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

State

     We are subject to varying levels of regulation in the states in which we currently provide local toll or intrastate telecommunications services. The vast majority of the states require us to apply for certification to provide local toll or intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing such service. The vast majority of states also require us to file and maintain detailed tariffs listing our rates for local toll and intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

     As we expand our efforts to provide wireless and long distance services, we will have to remain attentive to relevant federal and state regulations. FCC rules prohibit switching (also commonly known as "Slamming") of a consumer's service provider without the consumer's consent and specify how that consent can be obtained. Most states have consumer protection laws that further define the framework within which our marketing activities must be conducted. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of direct marketing efforts.

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

Patents, Trademarks, Licenses

     We have registered service marks for our Perfexa Solutions business. However, we do not depend upon any other patents or trademarks to conduct our business. We are required to hold licenses with the Federal Communication Commission for the operation of our telecommunication services. We are also required to hold licenses in the states in which we provide intrastate long distance services. Currently, we are licensed in every state (except Alaska) and the District of Columbia to provide intrastate services and hold licenses in fourteen states to provide local service. Our federal and state telecommunication licenses are of indefinite length and will remain effective so long as we comply with all Federal and State regulations.

Cost of Compliance with Environmental Regulations

     We currently have no costs associated with compliance with environmental regulations. However, there can be no assurances that we will not incur such costs in the future.

Number of Employees

     As of June 30, 2006, we employed 23 people on a full time basis in the United States and our subsidiary employs 140 people on a full time basis in India. Independent distributors are not employees and are not included in this headcount.

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

     WE CURRENTLY DO NOT HAVE SUFFICIENT CASH FLOW FROM OPERATIONS TO MEET ALL OF OUR MONTHLY OPERATING REQUIREMENTS. We do not have sufficient cash flow from operations to meet all of our monthly operating expenses, service our outstanding debts, or to fund our contingent liabilities. Over the past year, we have relied upon short-term financings to meet our cash requirements. Currently, we have short-term debt of approximately $3,221,000. We will need to either restructure this debt on more favorable terms, increase revenues in order to meet these obligations, or acquire alternative financing.

     WE MAY NOT HAVE SUFFICIENT CASH TO REPAY OUR DEBT OBLIGATIONS. In fiscal 2005, we restructured approximately $7.7 million in accrued liabilities consisting of notes payable, accrued interest and other outstanding accounts payable, into new short and long term debt (see below) that resulted in the elimination of approximately $6.9 million in accrued liabilities. Consequently, beginning in September 2005, we were required to begin making monthly principal and interest payments on these new obligations. To date, we have either paid or have been given a deferral on payments due under this note. Unless we are able to increase our revenues and increase our cash collections, we may not have sufficient cash flow to fully support daily operations and service our debt obligations and will need to increase revenues and customers, decrease bad debt, or acquire alternate financing.

     WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS WHICH ARE REQUIRED FOR US TO PROVIDE OUR SERVICES. We do not own our own long distance network and therefore currently depend primarily upon Sprint Communications LP to provide for the transmission of long distance phone calls by our customers and to provide the call detail records upon which we base our customer's billings. We also rely upon our wireless service supplier to provide the underlying networks for the provisioning of our wireless service. Additionally, our Internet services are provided pursuant to an agreements with an outside company. Although we believe that our relations with these companies are strong and should remain so with continued compliance with the terms of the contracts with these entities, the termination of our contracts with these companies, the loss of services provided by them, or a reduction in the quality of service we receive from them would likely harm our business. For additional details, please see Major Suppliers below.

     COMPETITION IN OUR MARKETS IS VERY INTENSE AND WE MAY NOT BE ABLE TO COMPETE. The wireless and long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants, including AT&T Corp., Sprint Corporation, Verizon, and other national and regional local and interexchange carriers. Competition in the wireless and long distance business is based upon pricing, customer service, billing services and perceived quality. We compete against various national and regional carriers that are composed of both facilities-based providers (those that carry traffic on their own equipment) and switchless resellers (those that resell local and long distance carried by facilities-based providers) offering essentially the same services as we do. Several of our competitors are substantially larger and have greater financial, technical and marketing resources. Although we believe that we have the human and technical resources to pursue our strategy and compete effectively in this competitive environment, our success will depend upon our continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

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

     The market for Internet-based online services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of Internet Service Providers and online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry, and we expect that competition will continue to intensify. Many of our current and potential competitors such as Earthlink, Yahoo, AOL, UUNET, and Microsoft Network have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we are.

     AS OUR CUSTOMERS ARE FREE TO CHANGE THEIR TELECOMMUNICATION PROVIDER, OUR REVENUES MAY DECREASE AT ANY TIME. The vast majority of our customers are not obligated to purchase any minimum usage amount and can discontinue service, without penalty, at any time. Therefore, we cannot know if our customers will continue to buy their wireless or long distance telephone service through us. A high level of customer attrition is inherent in the wireless and long distance industry, and our revenues are affected by such attrition. Attrition is attributable to a variety of factors, including termination of customers by us for nonpayment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and the issuance of cash or other forms of incentives.

     In the event that a significant portion of our customers decide to purchase service from another provider, we do not know if we would be able to replace our customer base from other sources. Loss of a significant portion of our customers would result in a corresponding reduction in our revenues.

     WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION THAT MAY BE CHANGED IN WAYS THAT HURT OUR BUSINESS. We are subject to regulation by the FCC, the FTC, and by various state public service and public utility commissions as a nondominant provider of long distance services. We are required to file tariffs for interstate and international service with the FCC, which tariffs are presumed lawful and become effective on one day's notice. We are also required to file tariffs or obtain approval for intrastate service provided in most of the states in which we market local toll or long distance services. By engaging in direct marketing to end users, we will be subject to applicable regulatory standards for marketing activities and the increased FTC and state attention to certain marketing practices may become more significant to us. Additionally, certain marketing practices, including the methods and means to convert a customer's telephone service from one carrier to another, have recently been subject to increased regulatory review at both the federal and state levels. This increased regulatory review could impede our possible future acquisition of new business from other resellers. Our marketing activities mandate compliance with applicable state and federal regulations. We are unable to predict the effect of such increased regulatory review.

     YOU MAY BE UNABLE TO EFFECTIVELY EVALUATE THE BUSINESS OF OUR PERFEXA SUBSIDIARY BECAUSE PERFEXA'S OUTSOURCED CALL CENTER AND INFORMATION TECHNOLOGY SERVICE BUSINESS HAS EXISTED FOR ONLY A SHORT PERIOD OF TIME. Perfexa-U.S. was originally incorporated on October 3, 2000 as GTC Wireless, Inc. and was inactive until September 13, 2002 when it changed its name to Perfexa Solutions, Inc. Perfexa-U.S. owns 96% of the issued and outstanding capital stock of Perfexa Solutions Pvt. Ltd., a corporation formed under the laws of the Republic of India. Perfexa develops and markets offshore outsourced call center solutions and information technology services to small and medium size companies and does not have an established operating history. Accordingly, you can evaluate Perfexa's business, and therefore its future prospects, based only its very limited operating history. In addition, you must consider Perfexa's prospects in light of the risks, expenses, and difficulties frequently encountered in the establishment of a new business in a rapidly evolving market.

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

     OUR STOCK PRICE MAY FLUCTUATE WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS. The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

     BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED. Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

     -    With a price of less than $5.00 per share;
     -    That are not traded on a "recognized" national exchange;
     - Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
     - In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

     We lease a total of 5,137 square feet of office space for our headquarters and domestic customer service operations in Costa Mesa, California at a monthly rental rate of $10,440 pursuant to a one-year lease agreement ending February 28, 2007.

     Effective October 1, 2002 and renewed in January 2006, Perfexa-India is leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 629,218 (approximately $13,700) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002 and renewed in January 2006, Perfexa-India also entered into a maintenance agreement for their New Delhi facility. Pursuant to the terms of the agreement, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up. Perfexa believes that the monthly maintenance fee should be Rs. 96,316 (approximately $2,100) and are in the process of negotiating this amount (see Item 6. Management Discussion and Analysis of Operations-Perfexa Solutions for contingent liability).

ITEM  3.  LEGAL  PROCEEDINGS

     In the ordinary course of business, we may be, from time-to-time, involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("OTCBB") under the symbol "GTCC." Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     The following table sets forth the high and low bid information for each quarter during the prior two fiscal years, as provided by The NASDAQ Stock Market, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

                                                     High    Low
                                                     -----  -----
          FISCAL YEAR ENDED JUNE 30, 2005:
          First Quarter                              $0.08  $0.03
          Second Quarter                             $0.16  $0.03
          Third Quarter                              $0.23  $0.07
          Fourth Quarter                             $0.20  $0.15

          FISCAL YEAR ENDED JUNE 30, 2006:
          First Quarter                              $0.16  $0.10
          Second Quarter                             $0.13  $0.07
          Third Quarter                              $0.17  $0.08
          Fourth Quarter                             $0.10  $0.08

          FISCAL YEAR ENDED JUNE 30, 2007:
          First Quarter                              $0.09  $0.04
          Second Quarter (through October 11, 2006)  $0.05  $0.04

HOLDERS

     The number of beneficial holders of record of our common stock as of the close of business on June 30, 2006 was 411. Many of the shares of our common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDENDS

     To date, we have declared no cash dividends on our common stock, and we do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See  Item  11,  below.

RECENT SALES OF UNREGISTERED SECURITIES

     On May 16, 2006, we entered into an additional subscription agreement with SCG Capital, LLC consisting of $117,647 principal amount in convertible notes, and warrants to purchase shares of our common stock. Pursuant to the terms of the subscription Agreement, we issued the following unregistered securities: (i) $117,647 principal amount of our convertible promissory notes (the "Note" or "Notes"); (ii) two shares of our common stock for each dollar of Note principal; and (iii) six Class A warrants for each dollar of Note principal to purchase shares of our common stock at an exercise price equal to $0.22 per share, exercisable for a period of four years. The Notes bear simple interest of twelve (12%) per annum and may be converted into shares of our common stock pursuant to the terms of the Note. In addition, the note was issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $100,000 to us. The issuance was an isolated transaction not involving a public offering conducted without general solicitation to "accredited investors" pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933.

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

GENERAL OVERVIEW

     Our principal line of business is to provide wireless and long distance telephone and value-added services for small and medium-sized businesses and residential customers throughout the United States. Our strategy has been to build a subscriber base without committing capital or management resources to construct our own network and transmission facilities. This strategy has allowed us to add customers without being limited by capacity, geographic coverage, or configuration of any particular network that we might have developed.

     During fiscal year ended June 30, 2006, we experienced significant bad debt and reduced margins on the local telephone product. As a result, we have exited the local telephone market. There were no significant expenses in relation to exiting this line of business. We anticipate that this move will increase our cash flows from operating activities.

     We also provide a number of Internet related services such as Internet access via Dial-Up. Our services are marketed nationwide, through sales affiliates, affinity groups, independent sales agents and telemarketing.

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

     Cost of sales consists of telecommunications service costs and the costs of providing Internet access, and BPO services. Wireless and long distance telecommunications service costs are based on our customers' wireless and long distance usage. We pay our carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of our contract in effect at the time of the call. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third-party verification), customer service, billing, cost of information systems and personnel required to support our operations and growth.

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

RESULTS OF OPERATIONS OF THE COMPANY

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

                                 Year Ended       Year Ended    Percentage
                                June 30, 2006   June 30, 2005     Change

          Revenue              $    6,676,100   $    9,022,850        26.0%
          Cost of Sales             2,944,102        4,064,939        27.6%
          Operating Expenses        5,151,855        6,473,018        20.4%
          Interest Expense          1,941,181        1,122,756
                               ---------------  --------------
          Net Income (Loss)    $   (3,284,394)  $    3,697,674
                               ===============  ==============

     REVENUES - Revenues decreased by $2,346,750 or 26.0% to $6,676,100 for the year ended June 30, 2006 from $9,022,850 for the year ended June 30, 2005. The decrease was due primarily to a decrease in telecommunications revenues of $2,460,232 and a decrease in Internet revenues of $210,327, offset partially by the increase in BPO revenues of $323,809. As of June 30, 2006, we had approximately 57,600 telecommunications customers and 1,660 internet customers, with usage of long distance services of approximately 76,930,000 minutes for the year ended June 30, 2006 as compared with approximately 89,000 telecommunications customers and 3,300 internet customers, with usage of long distance services of approximately 106,045,000 minutes for the year ended June 30, 2005.

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

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. During the year ended June 30, 2004, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $504,118 and $180,309 for the year ended June 30, 2006 and 2005, respectively.

     COST OF SALES - Cost of sales decreased by $1,120,837 or 27.6% to $2,944,102 for the year ended June 30, 2006 from $4,064,939 for the year ended June 30, 2005. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $1,122,288, offset partially by the increase in carrier costs associated with the increase in our cost of providing telecommunications service of $107,695 for the year ended June 30, 2005. In addition, for the year ended June 30, 2006, the costs associated with Internet services decreased $69,570 and the costs associated with BPO services increased $178,716. As a percentage of revenue, cost of sales decreased to 44.1% from 45.1%, resulting in a gross margin of 55.9% as compared to 54.9% for the years ended June 30, 2006 and 2005, respectively.

     Perfexa incurred third-party cost of sales of $298,416 and $119,700 for the year ended June 30, 2006 and 2005, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $1,321,163 or 20.4% to $5,151,855 for the year ended June 30, 2006 from $6,473,018 for the year ended June 30, 2005 primarily due to our reduction in revenues.

     Operating expenses, individually net of Perfexa related costs, for the year ended June 30, 2006 were comprised primarily of $667,664 in payroll and related expenses paid to employees; billing related costs of $528,786; rent of $139,350; bad debt of $345,447; depreciation expense of $57,245; and $1,281,549 of other operating expenses, primarily sales commissions, internal telephone usage, consulting services, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the year ended June 30, 2006 were comprised primarily of $1,452,391 in payroll and related expenses paid to employees; rent of $253,026; depreciation expense of $226,117; and $200,280 of other operating expenses, primarily corporate expense allocations, office maintenance and supplies.

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

     INTEREST EXPENSE - Net interest expense increased by $818,425 to $1,941,181 for the year ended June 30, 2006 from $1,122,756 for the year ended June 30, 2005. The increase was primarily due to debt discounts being amortized to interest expense totaling $1,477,795 during the fiscal year ended June 30, 2006 compared to $60,458 during the same period in fiscal year 2005.

     GAIN ON EXTINGUISHMENT OF DEBT - Gain on extinguishment of debt in the fiscal year ended June 30, 2005 was $6,301,935 due to a one-time credit of $6,934,411 resulting from our settlement with MCI, offset partially by one-time charges of $632,476 resulting from the restructuring of a note payable. There was no corresponding gain on extinguishment of debt during the fiscal year ended June 30, 2006.

     NET INCOME - Net loss was $3,284,394, or $(0.11) loss per common share for the year ended June 30, 2006, from a net income of $3,697,674, or $0.16 per common share, for the year ended June 30, 2005, a change of $6,982,068, primarily as a result of changes in interest expense and gain on extinguishment of debt (see above).

     ASSETS AND LIABILITIES - Assets decreased by $652,877 to $978,272 at June 30, 2006 from $1,631,149 at June 30, 2005. The decrease was due to net decreases in accounts receivables of $439,688, prepaid expenses of $31,398, property and equipment of $268,403, and other assets of $1,559, net of increases in deposits of $10,000, and cash of $78,171. Liabilities increased by $1,805,580 to $5,734,151 at June 30, 2006 from $3,928,571 at June 30, 2005. The increase was due to increases in notes payable of $1,368,597, accounts payable and accrued expenses of $208,841, accrued payroll and payroll related liabilities of $198,203, and deferred income of $40,320, net of obligations under capital lease of $10,381 primarily due to purchase of equipment associated with the decrease in telecommunications service costs, Internet service provider access fees and customer service operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $2,495,454 to $4,792,876 at June 30, 2006 from $2,297,422 at June 30, 2005. The decrease was attributable to a net loss of $3,284,394 for the year ended June 30, 2006, and a cumulative translation adjustment of $40,078, net of an increase due to the fair market value of stock issued pursuant to notes payable of $802,000, the fair market value of stock issued for services of $22,313, and the fair market value of stock issued in connection with notes payable of $4,705.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL -We do not have sufficient cash flow from operations to meet all of our monthly operating expenses, service our outstanding debts, or to fund our contingent liabilities. Over the past year, we have relied upon short-term financings to meet our cash requirements. Currently, we have short-term debt of approximately $3,200,000. We will need to either restructure this debt on more favorable terms, increase revenues in order to meet these obligations, or acquire alternative financing.

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $531,840 in fiscal year 2006 was primarily due to a net loss of $3,284,394, change in fair value of derivative of $30,000, and minority interest of $56,318; offset partially by changes in operating assets and liabilities, principally decreases in accounts receivable and other current assets of $77,545, accounts payable and accrued expenses of $348,841, accrued payroll and related taxes of $198,203, and deferred income of $40,320; the fair market value of stock issued in connection with a note payable of $4,705; depreciation and amortization expense of $283,362; the increase in bad debt expense related to accounts receivable of $345,447, the amortization of debt discount of $1,477,795, the fair market value of stock issued for services of $22,313, and the loss on sale of equipment of $10,341.

     During the fiscal year ended June 30, 2006, we experienced significant bad debt and reduced margins on the local telephone product. As a result, we have exited the local telephone market. There were no significant expenses in relation to exiting this line of business. We anticipate that this will increase our cash flows from operating activities.

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $19,065 in fiscal year 2006 funded purchases of property and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $604,862 in fiscal year 2006 was primarily due to net borrowings on notes payable of $976,323, and the proceeds from the issuance of stock of subsidiary totaling $93,315, offset partially by principal repayments on notes payable of $424,395, and principal repayments under capital lease obligations of $10,381.

     OUTSTANDING DEBT OBLIGATIONS AND RECENT DEBT RESTRUCTURINGS - On August 22, 2006, we borrowed $50,000 from an unrelated third party, for working capital purposes. The note provides that we will repay a total of $60,000 by making eight weekly payments of $7,500 beginning the week of September 18, 2006. As of the date of this report, we have made all payments as required by this note.

     On May 9, 2006, we borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides that we will repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006. We are currently in discussions with the noteholder to restructure the remaining payments. As of the date of this filing, there is $75,000 outstanding under the note.

     In March 2006, we converted $140,000 of a payable due to a third party into a term note payable. The note provides that we will make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid. As of the date of this report, we have made all payments as required by this note.

     In May and July 2005, we entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. In May 2006, we entered into an additional subscription agreement with a member from the same investor group for principal of $117,647. This borrowing has terms that are substantially the same as those described above. Currently, we in default under the terms of some of these convertible notes. Under these notes in default, as a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by us. For the notes that we are currently in default, the holders have orally agreed to defer payments due under those notes while we attempt to renegotiate the repayment terms of the notes with the holder. However, in exchange for agreeing to defer these payments, two of the holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note.

     On June 7, 2005, we borrowed $20,000, bearing no interest, from one of our employees for working capital purposes. The borrowing was repaid on July 22, 2005.

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

     On June 8, 2004, we borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. In November 2005, we restructured the note. Under the revised terms, we are required to make weekly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. As of the date of this report, there is approximately $16,000 outstanding under the note.

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

     On October 2, 2002, we borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, we restructured the note. Under the revised terms, we are required to make weekly payments of $1,000 until the outstanding balance is repaid. As of the date of this filing, there is $1,000 outstanding under the note.

     From time to time we borrow funds from our Chief Executive Officer ("CEO"), Paul Sandhu, for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from our CEO. As of June 30, 2006, we have repaid this borrowing.

     We maintain a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $669, including interest at a rate of approximately 14.9%. The total outstanding balance on the revolving line of credit was $25,412 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2006. As of the date of this report, we have made all payments as required in the revolving line of credit.

     EQUITY FINANCING - In January 2006, we entered into a one year agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, we agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement.

     In November 2005, we issued 58,824 shares to attorneys in exchange for legal services provided to the Company valued at approximately $4,705 (based on the fair market value on the date of grant).

     During fiscal year 2006, we issued 2,058,824 shares of our restricted common stock in connection with the issuance of convertible debt.

     INTERCOMPANY ACTIVITIES - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of June 30, 2006, we have advanced Perfexa-U.S. $6,997,843 in cash and equipment, of which $661,504 was for the purchase of equipment and $6,336,339 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand. Such amounts have been eliminated in consolidation.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of June 30, 2006, Perfexa-U.S. has billed us $4,208,623 for such services. Such amount has been eliminated in consolidation.

     As of June 30, 2006, Perfexa-U.S. owes us $4,435,033, net of $434,690 repaid by Perfexa-U.S. from funds raised and $4,208,623 in amounts billed for services rendered. Such amount has been eliminated in consolidation.

PERFEXA SOLUTIONS

     In November 2005, our foreign subsidiary, Perfexa Solutions Private Limited ("Perfexa India"), completed a private offering of 530,000 shares of its common stock to third-party investors at the price of 2 Rupees per share, resulting in gross proceeds of $24,315.

     In September 2005, Perfexa India, initiated a private offering of its common stock to third-party investors at a price of 12 Rupees per share. 250,000 shares were sold, resulting in gross proceeds of $69,000.

     CONTINGENT LIABILITY -Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $75,000. We believe that it is more likely than not that we will not have to pay this additional amount, so we have not included this liability in the accompanying consolidated financial statements.

SHINE  WIRELESS

     On August 28, 2006, Shine Wireless initiated a private placement offering of 1,000,000 shares of Shine Wireless's restricted common stock at a price of $1.00 per share. Subsequent to June 30, 2006, Shine Wireless has sold 50,000 shares pursuant to this offering, resulting in cash of $44,000, net of offering costs of $6,000, which was transferred to us as partial repayment of accrued advances. The offering is being conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

CAPITAL EXPENDITURES

     We expect to purchase approximately $100,000 of additional equipment on top of the purchases already made in connection with the expansion of our business. In addition, as previously discussed, we expanded our operations into the Republic of India through our Perfexa subsidiary. We expect to continue funding this expansion with an additional $100,000 to Perfexa primarily for leasehold improvements, equipment (computer and telephone), furniture and fixtures, and deposits. Because we presently do not have the capital for such expenditures, we will have to raise these funds. (See Financing in this section).

OFF-BALANCE SHEET ARRANGEMENTS

     We do not currently have any off-balance sheet arrangements.

SUBSIDIARIES

     We have formed four subsidiaries, of which two are active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

     The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Shine Wireless, Inc. (formerly Curbside Communications, Inc.), and Perfexa Solutions, Inc.

     CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. offers prepaid calling cards purchased over the internet. It is currently inactive. Shine Wireless, Inc., is inactive and offers telecommunications and Internet related needs through direct sales marketing. Perfexa Solutions, Inc., is inactive and offers business process outsourcing services.

GOING CONCERN

     Our independent registered public accounting firm has stated in their report included in this Form 10-KSB, that we have incurred operating losses in the last two years, and have a significant stockholders' deficit. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

     REVENUE AND RELATED COST RECOGNITION - We recognize revenue during the month in which services or products are delivered, as follows:

     TELECOMMUNICATIONS RELATED SERVICES

     Our telecommunications service revenues are generated primarily when customers make wireless and long distance telephone calls from their business or residential telephones for wireless or long distance service, and monthly recurring charges for wireless service.

     Telecommunication services cost of sales consists of the cost of wireless and long distance service provided by our carriers based on usage.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between Squar, Milner, Miranda & Williamson, LLP and Management of the type required to be reported under this
Item 8 since the date of their engagement.

ITEM 8A.  CONTROLS AND PROCEDURES

     Under the supervision and the participation of our management, including our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2006 Form 10-KSB. Based upon on that evaluation, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

     Our directors and executive officers are as follows:

     Name             Age   Position(s)
     ----             ---   -----------
     Paul Sandhu       45  Chief Executive Officer and Chairman of the Board

     Eric Clemons      35  Director, President, Secretary and Treasurer

     Gerald DeCiccio   49  Director and Chief Financial Officer

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us during the year ended June 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied.

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

Code of Ethics

     On January 4, 2004, we adopted a Code of Ethics for our principal executive officers and senior management. The Code is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by our senior management. A copy of our Code of Ethics is attached to this report as Exhibit 14. Additionally, a copy is posted on our website located at www.gtctelecom.com. Any person may obtain a copy of
                          ------------------
our Code of Ethics, without charge, by writing to Legal Department, GTC Telecom, 3151 Airway Ave., Suite P-3, Costa Mesa, CA 92627; Attn Code of Ethics Request.

ITEM 10.  EXECUTIVE COMPENSATION

     The Summary Compensation Table below shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 2006, 2005, and 2004. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                          SUMMARY COMPENSATION TABLE

                         ANNUAL  COMPENSATION                         LONG  TERM  COMPENSATION
                         --------------------                       ---------------------------
                                                                    AWARDS              PAYOUTS
                                                                    ---------------------------
                                                 OTHER      RESTRICTED   SECURITIES                  ALL
NAME AND                                        ANNUAL         STOCK     UNDERLYING     LTIP        OTHER
PRINCIPAL                  SALARY    BONUS   COMPENSATION     AWARDS       OPTIONS    PAYOUTS   COMPENSATION
POSITION           YEAR     ($)       ($)         ($)           ($)       SARS (#)      ($)          ($)
-------------------------------------------------------------------------------------------------------------
Paul Sandhu        2006    126,517      -0-            -0-          -0-          -0-       -0-            -0-
(CEO)             (6/30)

                   2005    169,400      -0-            -0-          -0-      925,000       -0-            -0-
                  (6/30)

                   2004    184,800      -0-         5,0001          -0-          -0-       -0-         7,1082
                  (6/30)
-------------------------------------------------------------------------------------------------------------
Eric Clemons       2006    149,301   10,000            -0-          -0-          -0-       -0-            -0-
(President)       (6/30)

                   2005    160,233      -0-            -0-          -0-      600,000       -0-            -0-
                  (6/30)

                   2004    167,200      -0-            -0-          -0-          -0-       -0-            -0-
                  (6/30)
-------------------------------------------------------------------------------------------------------------
Gerald DeCiccio    2006    108,443      -0-            -0-          -0-          -0-       -0-            -0-
(CFO)             (6/30)

                   2005    145,200      -0-            -0-          -0-      400,000       -0-            -0-
                  (6/30)

                   2004    158,400      -0-            -0-          -0-          -0-       -0-            -0-
                  (6/30)
-------------------------------------------------------------------------------------------------------------

(1)  Amounts paid on deferred salary from prior years
(2)  Amounts paid for vacation

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             (INDIVIDUAL GRANTS)

                                               PERCENT OF TOTAL
                   NUMBER OF SECURITIES     OPTIONS/SAR'S GRANTED
                        UNDERLYING          TO EMPLOYEES IN FISCAL  EXERCISE OF BASE PRICE
NAME             OPTIONS/SAR'S GRANTED (#)           YEAR                   ($/SH)           EXPIRATION DATE
------------------------------------------------------------------------------------------------------------
Paul Sandhu                             --                      --                       --               --

------------------------------------------------------------------------------------------------------------
Eric Clemons                            --                      --                       --               --

------------------------------------------------------------------------------------------------------------
Gerald DeCiccio                         --                      --                       --               --

------------------------------------------------------------------------------------------------------------

                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES

                                                      NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                      SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                 SHARES ACQUIRED ON      VALUE      OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                EXERCISE (#)      REALIZED ($)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------
Paul Sandhu                        0      n/a                899,000 / 591,000                       0 / 0
Eric Clemons                       0      n/a                721,000 / 394,000                       0 / 0
Gerald DeCiccio                    0      n/a                498,000 / 272,000                       0 / 0

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of October 11, 2006, certain information with respect to the equity securities owned of record or beneficially by:

          -    each of our Officers and Directors;
          - each person who owns beneficially more than 5% of each class of our equity securities; and
          -    all Directors and Executive Officers as a group.

                                                        COMMON STOCK  PERCENT OF(1)
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL OWNER   OUTSTANDING    OUTSTANDING
--------------  --------------------------------------  ------------  -------------
Common Stock    Paul Sandhu(2)                             3,993,715         13.19%
                3151 Airway Avenue, Suite P-3
                Costa Mesa, CA 92626.

Common Stock    Eric Clemons(3)                            1,031,552          3.41%
                3151 Airway Avenue, Suite P-3
                Costa Mesa, CA 92626.

Common Stock    Gerald A. DeCiccio(4)                        520,500          1.72%
                3151 Airway Avenue, Suite P-3
                Costa Mesa, CA 92626.

Common Stock    Reet Trust(5)                              2,000,000          6.61%
                21520 Yorba Linda, Suite 6227
                Yorba Linda, CA 92887%

Common Stock    Rapaport Family Trust                      3,595,000         11.88
                584 Via Almar
Common Stock    Palos Verde Peninsula, CA 90275

Common Stock    All Directors and Officers as a Group      5,545,767         18.32%
                (3 Persons in total)

______________________________________
(1) Percentage of outstanding shares is based on 30,269,740 shares of common stock outstanding as of the date of this prospectus plus shares underlying options exercisable within 60 days for that particular holder.

(2) Includes 899,000 options to acquire shares of our common stock in accordance with Mr. Sandhu's director compensation agreement and our employee benefit plan. Does not include an aggregate of 591,000 unvested options to acquire shares of our common stock granted in accordance with our employee benefit plan.

(3) Includes 721,000 options to acquire shares of our common stock in accordance with Mr. Clemons' director compensation agreement and our employee benefit plan. Does not include an aggregate of 394,000 unvested options to acquire shares of our common stock in accordance with our employee benefit plan.

(4) Includes an aggregate of 498,000 options to acquire shares of our common stock in accordance with Mr. DeCiccio's employment and director compensation agreements and our employee benefit plan. Does not include an aggregate of 272,000 unvested options to acquire shares of our common stock in accordance with our employee benefit plan.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

                                          EQUITY COMPENSATION PLANS AS OF JUNE 30, 2006

                                           (a)                         (b)                               (c)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES          WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR FUTURE ISSUANCE
                              TO BE ISSUED UPON EXERCISE OF     EXERCISE PRICE OF          UNDER EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED IN COLUMN
                                   WARRANTS AND RIGHTS         WARRANTS AND RIGHTS                       (A))
PLAN CATEGORY                              (#)                         ($)                               (#)
--------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans                       3,812,000(1)  $                 0.26                                1833,000(2)
approved by security holders
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                      13,010,000     $                 0.22                                       0
not approved by security
holders
--------------------------------------------------------------------------------------------------------------------------------
Total                                          16,822,000     $                 0.23                               1,833,000

(1) consists of 645,000 options issued under the 1999 Stock Option Plan and 3,167,000 options issued under the 2001 Stock Incentive Plan
(2) does not include any ungranted options under the 1999 Omnibus Stock Option Plan as this plan was terminated.

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

     Upon implementation of our 2001 Stock Incentive Plan (as described below), we closed the 1999 Plan. As of the date of this report, a total of 645,000 options, previously issued to employees, exercisable at a weighted average of $0.91 per share remain outstanding.

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

     On December 21, 2004, our Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,375,000 shares of our common stock at an exercise price of $0.10 per share (the fair market value of our common stock on the day of grant), to certain of our employees. In addition, on December 21, 2004, our Board granted to the Company's CEO, pursuant to the SIP Plan, options to purchase 925,000 shares of our common stock at an exercise price equal to 110% of the fair market value on the date of grant ($0.11 per share). The options vest equally over a period of five years from the date of grant and are exercisable through December 2013. No options were granted under the SIP Plan during the year ended June 30, 2006.

NON-PLAN  ISSUANCES

     None.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     As of June 30, 2006, we have net advances to Eric Clemons, our President, of $60,306. The advances accrue interest at 10% (no interest income has been recorded as of June 30, 2006) and are due on demand. We have classified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2006. There have been no additional advances since June 2001.

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

     Since inception, Perfexa-U.S. and their Indian subsidiary Perfexa-India has relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of June 30, 2006, we have advanced Perfexa-U.S. $6,997,843 in cash and equipment, of which $661,504 was for the purchase of equipment and $6,336,339 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand. See Part II, Item 6 Management's Discussion and Analysis, Financing further details.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of June 30, 2006, Perfexa-U.S. has billed us $4,208,623 for such services.

     As of June 30, 2006, Perfexa-U.S. owes GTC $4,435,033 net of $434,690 repaid by Perfexa-U.S. from funds raised and $4,208,623 in amounts billed for services rendered.

     See Item 11. Executive Compensation for transactions relating to issuances of options to Officers and Directors from our stock option plans.

ITEM 13.     EXHIBITS

INDEX  TO  FINANCIAL  STATEMENTS
                                                                                  Page
                                                                                  ----
Report of Independent Registered Public Accounting Firm                           F-1

Consolidated balance sheet at June 30, 2006                                       F-2

Consolidated statements of operations and comprehensive loss for the years ended
June 30, 2006 and 2005                                                            F-3

Consolidated statements of stockholders' deficit for the years ended
June 30, 2006 and 2005                                                            F-4

Consolidated statements of cash flows for the years ended
June 30, 2006 and 2005                                                            F-5

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

4.1*         Form of 12% Convertible Promissory Note issued pursuant to Subscription
             Agreement dated May 23, 2005 (incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form SB-2 filed on July 19, 2005).

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

             10.3.1*  Escrow Agreement -- Exhibit B to Subscription Agreement dated
                      May 23, 2005 (incorporated by reference to Exhibit 10.1.3
                      of the Company's Form 8- K filed on May 23, 2005).

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     For the fiscal year ended June 30, 2006, our fees for professional services rendered by our Independent Registered Public Accounting Firm were as follows:

     (a) Audit Fees: Aggregate fees billed for professional services rendered for the audit of our fiscal year 2005 annual consolidated financial statements and review of the consolidated financial statements in our reports on Form 10-QSB: $66,018.

     (b)  Audit  Related  Fees:  $41,132.

     (c)  Tax  Fees:  $31,500.

     (d) All Other Fees: The aggregate fees billed for all other professional services provided to us (other than the services described above under (a), (b), and (c)) for the fiscal year ended June 30, 2006: None.

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


Dated  October  13,  2006

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

By:  /s/  PAUL  SANDHU
     -----------------
          PAUL  SANDHU
Chief Executive Officer and Director

By:  /s/  ERIC  CLEMONS
     ------------------
          ERIC  CLEMONS
President and Director

By:  /s/  GERALD  DECICCIO
     ---------------------
          GERALD  DECICCIO
Chief Financial Officer and Director and
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GTC Telecom Corp.

We have audited the accompanying consolidated balance sheet of GTC Telecom Corp. and subsidiaries (collectively, the "Company") as of June 30, 2006, and the related consolidated statements of operations, and comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTC Telecom Corp. and subsidiaries as of June 30, 2006, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred losses in the last several years, has a negative working capital of approximately $4,900,000, an accumulated deficit of approximately $16,600,000, and a stockholders' deficit of approximately $4,800,000 at June 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ SQUAR, MILNER, MIRANDA & WILLIAMSON, LLP



Newport Beach, California
October 12, 2006

                         GTC TELECOM CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                                         June 30,
                                                                           2006
                                                                       -------------
ASSETS
  Cash                                                                 $     78,671
  Accounts receivable, net of allowance for doubtful accounts of
   approximately $7,000                                                     407,832
  Deposits                                                                   30,822
  Prepaid expenses                                                           46,406
                                                                       -------------
    Total current assets                                                    563,731

Property and equipment, net                                                 339,894
Other assets                                                                 74,647
                                                                       -------------

    Total assets                                                       $    978,272
                                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                $  2,483,346
  Accrued payroll and related taxes                                         432,063
  Obligation under capital leases                                             9,895
  Notes payable, net of discounts totaling $744,478                       2,519,819
  Deferred income                                                            44,880
                                                                       -------------
    Total current liabilities                                             5,490,003
                                                                       -------------

Long-term liabilities:
  Obligation under capital leases, net of current portion                    11,258
  Notes payable, net of current portion and discounts totaling $3,915       232,890
                                                                       -------------

    Total liabilities                                                     5,734,151
                                                                       -------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                               36,997

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                  --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    30,069,740 shares issued and outstanding                                 30,070
  Additional paid-in-capital                                             11,667,909
  Note receivable officer                                                   (60,306)
  Accumulated deficit                                                   (16,565,293)
  Accumulated other comprehensive loss                                      134,744
                                                                       -------------
    Total stockholders' deficit                                          (4,792,876)
                                                                       -------------

    Total liabilities and stockholders' deficit                        $    978,272
                                                                       =============

          See accompanying notes to consolidated financial statements

                                GTC TELECOM CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND COMPREHENSIVE INCOME/(LOSS)

                                                                           Years Ended June 30,
                                                                        --------------------------
                                                                            2006          2005
                                                                        --------------------------
Revenues:
  Telecommunications                                                    $ 5,797,762   $ 8,257,994
  Internet services                                                         374,220       584,547
  BPO services                                                              504,118       180,309
                                                                        --------------------------
    Total revenues                                                        6,676,100     9,022,850
                                                                        --------------------------

Cost of sales:
  Telecommunications                                                      2,537,078     3,767,061
  Internet services                                                         108,608       178,178
  BPO services                                                              298,416       119,700
                                                                        --------------------------
    Total cost of sales                                                   2,944,102     4,064,939
                                                                        --------------------------

Gross profit                                                              3,731,998     4,957,911

Operating expenses
  Payroll and related                                                     2,120,055     2,297,030
  Selling, general, and administrative                                    3,031,800     4,175,988
                                                                        --------------------------
    Total operating expenses                                              5,151,855     6,473,018
                                                                        --------------------------

Operating loss                                                           (1,419,857)   (1,515,107)

Interest expense, net (including amortization of debt discounts)         (1,941,181)   (1,122,756)
Other income                                                                 30,000            --
Gain on extinguishment of debt                                                   --     6,301,935
                                                                        --------------------------

Income (loss) before provision for income taxes and minority interest    (3,331,038)    3,664,072

Provision for income taxes                                                    9,674         9,216
                                                                        --------------------------

Income (loss) before minority interest                                   (3,340,712)    3,654,856

Minority interest in loss of consolidated subsidiaries, net of taxes         56,318        42,818
                                                                        --------------------------

Net income (loss) available to common shareholders                       (3,284,394)    3,697,674

Foreign currency translation adjustment                                      40,078       162,829
                                                                        --------------------------

Comprehensive income (loss)                                             $(3,244,316)  $ 3,860,503
                                                                        ==========================

Net income (loss) available to common stockholders per common share:
  Basic                                                                 $     (0.11)  $      0.16
                                                                        ==========================
  Diluted                                                               $     (0.11)  $      0.15
                                                                        ==========================

Weighted average common shares outstanding:
  Basic                                                                  29,498,483    23,320,094
                                                                        ==========================
  Diluted                                                                29,498,483    24,322,594
                                                                        ==========================

          See accompanying notes to consolidated financial statements

                                              GTC TELECOM CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                                                                  Accumulated
                                        Common Stock      Additional      Note                        Other           Total
                                        ------------        Paid-in    Receivable   Accumulated   Comprehensive   Stockholders'
                                     Shares      Amount     Capital      Officer      Deficit     Income (Loss)     Deficit
                                   -----------  --------  ------------  ---------  -------------  --------------  ------------
BALANCE AT JUNE 30, 2004           22,106,622    22,107     9,208,778    (60,306)   (16,978,573)         11,993    (7,796,001)

Estimated fair market value of
  stock and warrants issued in
  connection with notes payable     4,896,470     4,896     1,485,931         --             --              --     1,490,827
Cancellation of previously issued
  stock                              (201,000)     (201)      (22,799)        --             --              --       (23,000)
Estimated fair market value of
  vested options granted to
  employees for compensation               --        --       110,249         --             --              --       110,249
Issuance of restricted common
  stock                             1,000,000     1,000        59,000         --             --              --        60,000
Net income                                 --        --            --         --      3,697,674              --     3,697,674
Cumulative foreign currency
  translation adjustment                   --        --            --         --             --         162,829       162,829
                                   -------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2005           27,802,092    27,802    10,841,159    (60,306)   (13,280,899)        174,822    (2,297,422)
                                   -------------------------------------------------------------------------------------------

Estimated fair market value of
  stock and warrants issued in
  connection with notes payable     2,058,824     2,059       799,942         --             --              --       802,001
Estimated fair market value of
  stock issued for legal services      58,824        59         4,646         --             --              --         4,705
Estimated fair market value of
  stock issued for services           150,000       150        22,162         --             --              --        22,312
Net loss                                   --        --            --         --     (3,284,394)             --    (3,284,394)
Cumulative foreign currency
  translation adjustment                   --        --            --         --             --         (40,078)      (40,078)
                                   -------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2006           30,069,740   $30,070   $11,667,909   $(60,306)  $(16,565,293)  $     134,744   $(4,792,876)
                                   ===========================================================================================

          See accompanying notes to consolidated financial statements

                             GTC TELECOM CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended June 30,
                                                                 ---------------------------
                                                                      2006          2005
                                                                 ---------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                 $(3,284,394)  $ 3,697,674
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
  Bad debt expense                                                    345,447       724,514
  Depreciation and amortization                                       283,362       303,467
  Amortization of debt discount                                     1,477,795        76,458
  Estimated fair market value of stock
    issued in connection with notes payable                             4,705        20,827
  Minority interest in loss of consolidated subsidiaries              (56,318)      (42,818)
  Estimated fair market value of stock issued for services             22,313            --
  Change in fair value of derivative                                  (30,000)           --
  Loss on sale of equipment                                            10,341            --
  Estimated fair market value of options granted
    to employees for compensation                                          --       110,249
  Gain on extinguishment of debt                                           --    (6,301,935)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                       77,545      (892,273)
    Accounts payable and accrued expenses                             348,841     2,335,314
    Accrued payroll and related taxes                                 198,203        22,863
    Deferred income                                                    40,320            --
                                                                 ---------------------------

Net cash provided by/(used in) operating activities                  (561,840)       54,340
                                                                 ---------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                   (19,065)     (224,732)
                                                                 ---------------------------

Net cash used in investing activities                                 (19,065)     (224,732)
                                                                 ---------------------------

Cash Flows From Financing Activities:
Principal repayments on notes payable                                (424,395)     (871,632)
Principal borrowings on notes payable, net of fees of
  $1,477,795 and $1,196,777, respectively                             976,323       945,000
Proceeds from issuance of stock                                            --        60,000
Proceeds from issuance of stock of subsidiary                          93,315            --
Principal payments under capital lease obligations                    (10,381)      (13,398)
Cancellation of previously issued stock                                    --       (23,000)
                                                                 ---------------------------

Net cash provided by financing activities                             634,862        96,970
                                                                 ---------------------------

Effect of exchange rate on cash                                        24,214           350
                                                                 ---------------------------

Net increase/(decrease) in cash                                        78,171       (73,072)

Cash at beginning of year                                                 500        73,572
                                                                 ---------------------------

Cash at end of year                                               $    78,671   $       500
                                                                 ===========================

          See accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

Supplemental disclosure of cash flow information:

                                                                   Years  Ended  June  30,
                                                                   -----------------------
                                                                       2006        2005
                                                                   -----------------------
  Cash paid during the year for:
    Interest                                                       $    15,347  $   11,214

Non-cash  investing  and  financing  activities:

In March 2006, the Company converted $140,000 of accounts payable into a term note.

During the year ended June 30, 2006, the Company issued 2,058,824 shares of restricted common stock in connection with to the issuance of a note payable with a principal amount of $1,029,412.

During the fiscal year ended June 30, 2006, the Company financed the purchase of equipment totaling $30,874 with notes payable.

During the fiscal year ended June 30, 2005, the Company financed the purchase of equipment totaling $66,561 with notes payable to long-term status.

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


          See accompanying notes to consolidated financial statements

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  1  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GTC - GTC Telecom Corp. and subsidiaries (the "Company" or "GTC") provide various services including, telecommunication services, which includes wireless and long distance telephone, Internet related services including Internet service provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

The Company has four subsidiaries, of which two are active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Shine Wireless, Inc. (formerly Curbside Communications, Inc.), and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. was set up to offer prepaid calling cards purchased over the internet. It is currently inactive. Shine Wireless, Inc., is active and offers telecommunications and Internet related needs service through direct sales marketing. Perfexa Solutions, Inc., is active and offers business process outsourcing services.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company has a negative working capital of $4,926,272, an accumulated deficit of $16,565,293, a stockholders' deficit of $4,792,876, and the Company is in default on several notes payable, (see Note 5). In addition, through June 30, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company will attempt to increase revenues from additional revenue sources, such as the introduction of wireless services through Shine Wireless, Inc., and/or increase profit margins through continued negotiations with Sprint (see Note 10) and other cost cutting measures, such as payroll cost reductions. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of GTC Telecom Corp. and its subsidiaries, CallingPlanet.com, Inc., ecallingcards.com, Inc., Shine Wireless, Inc., and Perfexa Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. and Perfexa India. At June 30, 2006 and 2005, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. In addition, Perfexa owned approximately 96% and 100% of Perfexa India's common stock at June 30, 2006 and 2005, respectively. The Company's controlling interest requires that the operations of Perfexa and Perfexa India be included in the consolidated financial statements of the Company. The 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at June 30, 2006 and 2005, respectively, and the 4% equity interest of Perfexa India that is not owned by Perfexa is shown as minority interest in consolidated subsidiaries in the accompanying consolidated financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

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

The Company provides its wireless telecommunications services pursuant to an agreement with an outside company for the provisioning of the Company's wireless telecommunications service. See Note 10 for details of the Company's agreement with its wireless telecommunications provider.

The Company provides its Internet Service Provider Access services pursuant to an agreement with an outside company for the provisioning of the Company's Internet Service Provider Access service. See Note 10 for details of the Company's agreement with its Internet service provider.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. During the years ended June 30, 2006 and 2005, total depreciation expense and amortization was $283,362 and $303,467, respectively.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

LONG-LIVED ASSETS - Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. As of June 30, 2006, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

REVENUE AND RELATED COST RECOGNITION - The Company recognizes revenue during the month in which services or products are delivered, as follows:

     TELECOMMUNICATIONS  RELATED  SERVICES

     The Company's telecommunications service revenues are generated primarily when customers make wireless and long distance telephone calls from their business or residential telephones for wireless or long distance service, and monthly recurring charges for wireless service.

     Telecommunication services cost of sales consists of the cost of long distance service provided by Sprint and our wireless carrier based on usage.

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

DEFERRED INCOME - Deferred income represents when cash is received as an advance payment from one Perfexa contract . The Company recognizes the revenue in the period when the services are performed.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense was approximately $34,000 and $22,000 for fiscal 2006 and 2005, respectively.

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

Small Business Issuers are required to apply SFAS No. 123-R in the first annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after July 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management estimates that the adoption of SFAS No. 123-R will result in increased compensation expense of $49,000, $43,000, and $43,000 for fiscal 2006, 2007 and 2008, respectively, related to the portion of previous share-based awards for which the requisite service has not been rendered as of June 30, 2006.

At June 30, 2006, the Company has two stock-based employee compensation plans (see Note 6). For fixed awards with pro-rata vesting, the Company recognizes compensation cost ratably over the vesting period. Stock-based employee compensation cost totaling $110,249 is reflected in net income for the year ended June 30, 2005, as certain options granted under those plans had

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

an exercise price less than the market value of the underlying common stock on the date of grant. No compensation expense was recorded in the fiscal year ended June 30, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                     Years Ended June 30
                                                                        2006        2005
                                                                   ------------  -----------
     Net income (loss)                                             $(3,284,394)  $3,697,674
       As reported
       Add: stock-based employee compensation incurred
         determined under intrinsic value based method                      --      110,249
       Deduct: total stock-based employee compensation expense
         determined under fair value based method for all awards       (72,700)    (219,200)
                                                                   ------------  -----------

       Pro-forma                                                   $(3,357,084)  $3,588,723
                                                                   ============  ===========

     Basic and diluted net income (loss) per share:
     Basic
       As reported                                                 $     (0.11)  $     0.16
                                                                   ============  ===========
       Pro-forma                                                   $     (0.11)  $     0.15
                                                                   ============  ===========
     Diluted
       As reported                                                 $     (0.11)  $     0.15
                                                                   ============  ===========
       Pro-forma                                                   $     (0.11)  $     0.15
                                                                   ============  ===========

The Company follows SFAS No. 123 (as amended by EITF 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving goods and services provided by third parties where the Company issues equity instruments as part of the consideration. Pursuant to paragraph 8 of SFAS No. 123, the Company accounts for such transactions using the estimated fair value of the consideration received (i.e. the value of the goods or services) or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF 96-18 when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

     a. For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).
     b. For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.
     c. For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

EARNINGS (LOSS) PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share," requires basic earnings per share to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (see Note12). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the year ended June 30, 2006, because the Company had incurred net losses, basic and diluted loss per share are equal since additional potential common shares would be anti-dilutive (see Note 12).

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

DERIVATIVE FINANCIAL INSTRUMENTS - The Company records all derivative financial instruments in its consolidated balance sheet at estimated fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders' equity (deficit) as a component of accumulated other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. Changes in the fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. For the years ended June 30, 2006 and 2005, the Company recorded a foreign translation loss of $40,078 and a gain of $162,829, respectively.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2006.

SIGNIFICANT  RECENT  ACCOUNTING  PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operation.

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No. 48 will have on the Company's financial position or results of operations upon adoption.

See  Stock  Based  Compensation  above for information regarding SFAS No. 123-R.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for (i) reporting the correction of an error in previously issued financial statements, (ii) a change in accounting estimate, and (iii) requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

In February 2006, the FASB issued SFAS No. 155 entitled "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and SFAS No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company's present or future consolidated financial statements.

NOTE  2  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following  at  June  30,  2006:

Computer equipment                              $   558,717
Furniture and office equipment                      222,108
Telephone equipment                                 292,358
Leasehold improvements                              234,180
Automobiles                                         254,683
                                                ------------
                                                  1,562,046
Less accumulated depreciation and amortization   (1,222,152)
                                                ------------
                                                $   339,894
                                                ============

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

Future  minimum  annual  commitments  under  lease  arrangements are as follows:

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

     Years Ending
     June 30,
     2007                                         $11,859
     2008                                          10,380
     2009                                           1,730
                                                  --------

     Total minimum future lease payments           23,969

     Less: Amounts representing interest           (2,816)
                                                  --------

     Present value of net minimum lease payments  $21,153
                                                  ========

The following is an analysis of the leased equipment under capital leases as of June 30, 2006, which is included in property and equipment (see Note 2).

          Computer equipment              $ 17,438
          Telephone equipment               27,180
                                          ---------
                                            44,618
          Less: Accumulated depreciation   (39,967)
                                          ---------
                                          $  4,651
                                          =========

Interest incurred pursuant to the capital lease obligations was $3,261 and $4,694 for fiscal years 2006 and 2005, respectively.

NOTE  4  RELATED  PARTY  TRANSACTIONS

NOTE  RECEIVABLE  OFFICER

As of June 30, 2006, the Company has net advances to an officer of $60,306. The advances were made prior to enactment of the Sarbanes-Oxley Act of 2002. The advances accrue interest at 10% (no interest income has been charged as of June 30, 2006 and 2005) and are due on demand. The Company has reclassified the note receivable as an increase to stockholders' deficit in the accompanying consolidated balance sheet at June 30, 2006.

Other related party transactions are discussed elsewhere in these notes to the consolidated financial statements.

NOTE  5  NOTES  PAYABLE

On May 9, 2006, the Company borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides for the Company to repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006. We are currently in discussions with the noteholder to restructure the remaining payments. As of the date of this filing, there is $75,000 outstanding under the note.

In March 2006, the Company converted $140,000 of a payable due to a third party into a term note payable. The note provides for the Company to make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid. As of the date of this report, we have made all payments as required in this note.

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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

"Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." As such, the proceeds of the notes were allocated, based on relative fair values, as follows: approximately $95,000 to the common shares issued; approximately $480,000 to the warrants granted; and approximately $350,000 to the BCF, resulting in a debt discount to such notes of $925,000. Under the terms of the notes, the Company must begin repayment of principal and interest in September 2005 and all unpaid principal and interest are due on November 23, 2006. In July 2005, the Company entered into additional subscription agreements with the same investors for principal of $911,765. Such borrowings have terms that are substantially the same as those described above and included the issuance of 1,823,530 shares of the Company's common stock to the lenders. In May 2006, the Company entered into an additional subscription agreement with a member from the same investor group for principal of $117,647. This borrowing has terms that are substantially the same as those described above and included the issuance of 235,294 shares of the Company's common stock to the lenders. Currently, the Company is in default under the terms of some of these convertible notes. Under these notes in default, as a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by the Company. For the notes that the Company is currently in default, the holders have orally agreed to defer payments due under those notes while the Company y attempts to renegotiate the repayment terms of the notes with the holder. However, in exchange for agreeing to defer these payments, two of the holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note.

The Company evaluated the debt and equity securities issued under the aforementioned subscription agreements in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and SFAS No. 133, as amended.
Because of registration rights related to the May 2006 borrowing, the Company has bifurcated the embedded conversion feature and recorded it as a derivative at fair value. At the time of the borrowing, fair value was estimated to approximate $73,000. The remaining proceeds from the debt were allocated between the BCF, warrants and common stock on the relative fair value basis. The Company has estimated that the fair value of such derivative at June 30, 2006 to approximate $43,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. The change in fair value of $30,000 has been included in other income on the accompanying consolidated statements of operations for the year ended June 30, 2006.

On June 7, 2005, the Company borrowed $20,000, bearing no interest, from an employee of the Company for working capital purposes. The borrowing was repaid on July 22, 2005.

In August 2004, the Company restructured $725,000 in total principal on two past due notes payable plus corresponding interest into a new short term note payable, principal of $816,395. Such note required principal plus interest of $73,350 be repaid by November 30, 2004, and the Company issued 250,000 shares of its restricted common stock to the lender, valued at approximately $17,000 (based on the grant date fair value). In May 2005, the Company restructured such $816,395 past-due note payable plus corresponding accrued interest and penalties into a new long term note payable, principal amount $1,200,000. In connection with the new debt, the Company issued 2,400,000 shares of restricted common stock to the lender. The new note accrues simple interest in the amount of 12% per annum. The Company is obligated to pay accrued interest monthly, but then only if, after deducting all then current obligations, the Company at that time has at least $300,000 in available cash. The $1,200,000 debt is convertible at $0.13 per share, which resulted in a BCF of $185,000, which is amortized over the life of the debt. In accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the $816,395 debt was considered extinguished in this restructuring, and a loss on extinguishment of approximately $670,000 was recorded.

In February 2005, the Company negotiated the settlement of all amounts due to MCI WorldCom, its former underlying network provider, totaling approximately $7,700,000 in exchange for the payment of $769,000. On May 23, 2005, the Company paid the settlement amount and satisfied the terms of the settlement agreement.

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. On November 18, 2005, the Company restructured the note. Under the new terms of the note, the Company is required to make monthly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. As of the date of this report, the Company has approximately $16,000 outstanding under the note.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

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

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. As of the date of this filing, there is $1,000 outstanding under the note.

The Company maintains a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $669, including interest at a rate of approximately 14.9%. The total outstanding balance on the revolving line of credit was $25,412 and is included in notes payable in the accompanying consolidated balance sheet at June 30, 2006. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

The Company from time to time borrows funds from the Company's Chief Executive Officer ("CEO") for working capital purposes. Amounts accrue no interest and are payable on demand. On April 15, 2004, the Company borrowed $12,000 from its CEO. As of June 30, 2006, the Company has repaid this borrowing.

Future minimum principal payments on notes payable approximate the following for the years ending June 30:

          2007            $3,264,297
          2008               236,805
                          ----------

                          $3,501,102
                          ==========

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

No employee compensation expense was recognized under APB 25 for options issued to employees under the SIP Plan during the year ended June 30, 2006.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

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

Non-Plan  Issuances

The Company recorded compensation expense for the vesting of previously issued "in the money" fixed options to employees of $110,249 in the fiscal year ended June 30, 2005. No compensation expense was recorded in the fiscal year ended
June  30,  2006.

A following is a status of the stock options outstanding at June 30, 2006 and 2005 and the changes during the years then ended:

                                                      2006                        2005
                                             --------------------------------------------------------
                                                            Weighted                     Weighted
                                                             Average                      Average
                                              Options    Exercise Price    Options    Exercise Price
                                             --------------------------------------------------------
     Outstanding, beginning of year          4,221,200   $          0.28  2,264,000   $          0.62
         Granted                                    --                --  2,300,000              0.10
         Exercised (see Note 8)                     --                --         --                --
         Expired/Forfeited                    (369,200)             0.40   (342,800)             1.30
                                             ----------  ---------------  ----------  ---------------
     Outstanding, end of year                3,852,000   $          0.27  4,221,200   $          0.28
                                             ==========  ===============  ==========  ===============
     Exercisable at end of year              2,415,600   $          0.37  1,962,560   $          0.46
                                             ==========  ===============  ==========  ===============
     Wtd avg fair value of options granted               $            --              $          0.10
                                                         ---------------              ---------------

The following table summarizes information concerning currently outstanding and exercisable options at June 30, 2006:

                                WEIGHTED      WEIGHTED                WEIGHTED
                NUMBER OF       AVERAGE        AVERAGE    NUMBER OF    AVERAGE
   EXERCISE      OPTIONS       REMAINING      EXERCISE     OPTIONS    EXERCISE
 PRICE RANGE   OUTSTANDING  CONTRACTUAL LIFE    PRICE    EXERCISABLE    PRICE
-------------  -----------  ----------------  ---------  -----------  --------

0.01 - $1.00    3,499,200        6.27 years  $    0.18    2,062,800  $    0.23
1.01 - $2.00      345,600        3.47 years  $    1.15      345,600  $    1.15
2.94                7,200        3.30 years  $    2.94        7,200  $    2.94
               -----------                               -----------

                 3,852,000        4.73 years  $    0.27    2,415,600  $    0.37
               ===========                               ===========

Other  Information:
------------------

No options were granted in fiscal 2006. The fair market value of each option granted in 2005 was estimated using the Black-Scholes option pricing model per SFAS 123. The Black-Scholes option-pricing model used the following weighted average assumptions for the year ended June 30, 2005 (i) no dividend yield, (ii) volatility of 341 percent, (iii) risk-free interest rate of 4.15 percent, and
(iv)  expected  life  of  5.0  years.

NOTE 7 WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

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

During fiscal year 2006, pursuant to additional subscription agreements with the same investors for $1,029,412 in note principal under the same terms and conditions of the original subscription agreements, the Company issued an additional 6,176,472 Class A warrants and 4,558,825 Class B warrants.

In December 2004, the Company issued warrants to purchase up to 250,000 shares of the Company's restricted common stock in connection with the sale of 1,000,000 shares of Company's restricted common stock (see Note 8).

The following represents a summary of the warrants outstanding at June 30, 2006 and 2005 and changes during the years then ended:

                                                   2006                         2005
                                         -----------------------------------------------------------
                                                          Weighted                      Weighted
                                                           Average                       Average
                                           Warrants    Exercise Price    Warrants    Exercise Price
                                         -----------------------------------------------------------
     Outstanding, beginning of year       13,050,585   $          0.21   1,040,000   $          0.22
            Granted                       10,790,297              0.21  12,285,585              0.21
            Exercised                             --                --          --                --
            Expired/Forfeited            (10,165,000)             0.20    (275,000)             0.39
                                         ------------  ---------------  -----------  ---------------
     Outstanding, end of year             13,675,882   $          0.21  13,050,585   $          0.21
                                         ============  ===============  ===========  ===============
     Exercisable at the end of the year   13,675,882   $           021  13,050,585   $           021
                                         ============  ===============  ===========  ===============

The outstanding and exercisable warrants above have prices ranging between $0.11 and $0.28, with a weighted average remaining contractual life of 3.2 years.

The fair value of each warrant granted during 2006 and 2005 is estimated using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model used the following weighted average assumptions for the years ended June 30, 2006 and 2005 respectively: (i) no dividend yield for each year, (ii) volatility of 366 percent and 362 percent, respectively, (iii) risk-free interest rate of 5.21 percent and 3.73 percent, respectively, and (iv) expected life of 3.2 years and 2.3 years, respectively.

NOTE  8  COMMON  STOCK  ISSUANCES

In January 2006, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement. At June 30, 2006, the Company estimated that the fair value of the issued shares had not materially changed; therefore approximately $22,000 has been recorded as investor relations expense for the year ended June 30, 2006.

In November 2005, the Company issued 58,824 shares to attorneys in exchange for legal services provided to the Company valued at approximately $4,705 (based on the fair market value on the date of grant).

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

During fiscal year 2006, the Company issued 2,058,824 shares of the Company's restricted common stock in connection with the issuance of convertible notes (see Note 5).

NOTE  9  INCOME  TAXES

The tax effects of temporary differences that give rise to deferred taxes as of June 30, 2006 are as follows:

Deferred tax asset:
    Net operating loss carryforward  $ 6,650,000
    Allowance for doubtful accounts        3,000
    Accrued Expenses                      48,000
    Other                                 47,000
                                     ------------

    Total gross deferred tax asset     6,748,000

    Less valuation allowance          (6,748,000)
                                     ------------

    Net deferred tax asset           $        --
                                     ============

There is no significant provision for income taxes for the years ended June 30, 2006 and 2005 since the Company fully offset taxable income in 2006 with net operating losses from prior years and incurred taxable losses in 2005.

The provision for income taxes for fiscal 2006 and 2005differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following for the year ending:

                                                          June 30,
                                                --------------------------
                                                    2006          2005
                                                --------------------------
Computed tax benefit at federal statutory rate  $(1,130,000)  $ 1,257,000
  State income tax expense (benefit), net of
federal effect                                     (200,000)      222,000
  Change in valuation allowance                   1,312,000    (1,438,000)
  Other                                              27,674       (31,784)
                                                --------------------------
                                                $     9,674   $     9,216
                                                ==========================

As of June 30, 2006, the Company had tax net operating loss carryforwards of approximately $18,000,000 and $8,900,000 for federal and state income tax reporting purposes, respectively, which begin expiring in 2017 and 2007, respectively. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period would be extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

In 2006 and 2005, the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company's recent cumulative losses prior to the gain on extinguishment of debt, the Company concluded that a full valuation allowance should be recorded in 2006 and 2005. As of June 30, 2006, the Company has provided a valuation allowance of $6,748,000 to fully reduce the deferred tax assets. The net change in the valuation allowance for fiscal year 2006 was an increase of $1,312,000.

On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA provides several

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

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

NOTE  10  COMMITMENTS  AND  CONTINGENCIES

OPERATING LEASES - The Company leases a total of 5,137 square feet of office space for its headquarters and customer service operations in Costa Mesa, California at a monthly rental rate of $10,440 pursuant to a one-year lease agreement ending February 28, 2007.

Effective October 1, 2002 and renewed in January 2006, Perfexa-U.S.'s Indian subsidiary, Perfexa Solutions Pvt. Ltd. ("Perfexa-India"), is leasing approximately 15,422 square feet of office space in Gurgaon, India, a suburb of New Delhi, at a monthly rate of Rs. 629,218 (approximately $13,700) per month. This facility serves as Perfexa-India's call center, IT development center, and administrative offices. The lease is for a term of three years with an option to renew for an additional three year term with an increase in the rental rate of 20%. Effective October 1, 2002 and renewed in January 2006, Perfexa-India also entered into a maintenance agreement for its New Delhi facility. Pursuant to the terms of the agreement, the monthly fee will be calculated based on the actual costs of maintenance (including electricity and water) plus a 20% mark-up. Perfexa believes that the monthly maintenance fee should be Rs. 96,316 (approximately $2,100) and are in the process of negotiating this amount (see
Note  11  for  contingent  liability).

Future minimum annual commitments under long-term facility lease and supplier arrangements (see below) approximate the following:

                        Facility Leases
          Years Ending        and Other     Telecom
          June 30,          Commitments    Supplier     Total
          ------------  ----------------  ---------  --------
          2007          $        284,000  $  66,000  $350,000
          2008                   190,000         --   190,000
          2009                    95,000         --    95,000
                        ----------------  ---------  --------
                        $        569,000  $  66,000  $635,000
                        ================  =========  ========

Rent expense for the fiscal years ended June 30, 2006 and 2005 was $392,376 and $405,146, respectively.

CONTRACTS AND AGREEMENTS - The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of its agreement with Sprint, as amended, the Company is obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company fails to meet its monthly minimum, the Company would be liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date which was $50,000 as of June 30, 2006. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement. Our contract with Sprint expired August 31, 2006. We are currently in discussions with Sprint to negotiate a new contract. While we negotiate a new contract with Sprint, the terms and pricing of our service remain the same as the expired

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

contract.

GTC does not currently own its own wireless network. Currently, the Company provides its wireless telecommunications services pursuant to an agreement with a third party company for the provisioning of the Company's wireless telecommunications service. The Company is not obligated to any monthly minimums under its agreement with its underlying wireless telecommunications provider.

GTC does not currently have its own Internet Network. Currently, the Company provides its Internet Service Provider Access services pursuant to an agreement with a third party company for the provisioning of the Company's Internet
Service Provider Access service. The Company is not obligated to any monthly minimums under its agreement with its underlying Internet service provider.

NOTE  11  PERFEXA  SUBSIDIARY

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

CONTINGENT  LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $75,000. We believe that it is more likely than not that we will not have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

NOTE  12  EARNINGS  PER  SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended June 30, 2006 and 2005:

                                                                     2006         2005
                                                                 ------------  -----------
Net income (loss)                                                $(3,284,394)  $ 3,697,674
                                                                 ============  ===========

Weighted average number of common shares outstanding              29,498,483    23,320,094
Incremental shares from the assumed exercise of dilutive stock
  options and warrants                                                    --     1,002,500
                                                                 ------------  -----------
Dilutive potential common shares                                  29,498,483    24,322,594
                                                                 ============  ===========

Net income (loss) per share:
  Basic                                                          $     (0.11)  $      0.16
                                                                 ============  ===========
  Diluted                                                        $     (0.11)  $      0.15
                                                                 ============  ===========

For the year ended June 30, 2006, potentially dilutive incremental shares were not included in the computation of diluted net loss per share because the Company had a net loss, which would make their inclusion antidilutive. Options and warrants to purchase 17,527,882 and 14,010,645 shares of the Company's common stock that were outstanding at June 30, 2006 and 2005, respectively, were not considered potentially dilutive because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  13  BUSINESS  SEGMENT  INFORMATION

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the years ended June 30, 2006 and 2005.

                                         2006          2005
                                     --------------------------
             Revenues
             --------
    Telecommunications and Internet  $ 6,171,982   $ 8,842,541
    BPO
      Perfexa-U.S.                       504,118       180,309
      Perfexa-India                           --            --
                                     ------------  ------------
        Total                        $ 6,676,100   $ 9,022,850
                                     ============  ============

          Cost of Sales
          -------------
    Telecommunications and Internet  $ 2,645,686   $ 3,945,239
    BPO
      Perfexa-U.S.                       298,416       119,700
      Perfexa-India                           --            --
                                     ------------  ------------
        Total                        $ 2,944,102   $ 4,064,939
                                     ============  ============

          Operating Loss
          --------------
    Telecommunications and Internet  $   506,255   $   794,384
    BPO
      Perfexa-U.S.                      (535,066)     (952,842)
      Perfexa-India                   (1,391,046)   (1,356,649)
                                     ------------  ------------
        Total                        $(1,419,857)  $(1,515,107)
                                     ============  ============

       Capital Expenditures
       --------------------
    Telecommunications and Internet  $     6,074   $    43,733
    BPO
      Perfexa-U.S.                            --         1,293
      Perfexa-India                       43,865       217,839
                                     ------------  ------------
        Total                        $    49,939   $   262,865
                                     ============  ============

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                                      June 30, 2006
                                      --------------
               Assets
               ------
     Telecommunications and Internet  $      517,827
     BPO
       Perfexa-U.S.                           67,254
       Perfexa-India                         393,191
                                      --------------
         Total                        $      978,272
                                      ==============

NOTE  14  SUBSEQUENT  EVENTS  (UNAUDITED)

On August 22, 2006, the Company borrowed $50,000 from an unrelated third party, for working capital purposes. The note provides for the Company to repay a total of $60,000 by making eight weekly payments of $7,500 beginning the week of September 18, 2006. As of the date of this report, we have made all payments as required in this note.

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

On August 28, 2006, Shine Wireless, Inc. ("Shine Wireless") initiated a private placement offering of 1,000,000 shares of Shine Wireless's restricted common stock at a price of $1.00 per share. Subsequent to June 30, 2006, Shine Wireless has sold 50,000 shares pursuant to this offering, resulting in cash of $44,000, net of offering costs of $6,000, which was transferred to GTC as partial repayment of accrued advances. The offering is being conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.