Form 10QSB
period 2006-09-30
GTC TELECOM CORP
filed 2006-12-21
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

     For  The  Quarterly  Period  Ended  SEPTEMBER  30,  2006

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

                               Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock       Outstanding at December 15, 2006
     -----------------------------------       --------------------------------
       Common Stock, $0.001 par value                     30,169,740


Transitional Small Business Disclosure Format
(Check one);

Yes [ ] No [X]

INDEX.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets at September  30, 2006 (Unaudited) and June 30, 2006

         Condensed Consolidated Statements of Operations and Other Comprehensive Loss
           (Unaudited) for the three months ended September 30, 2006 and 2005

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended
           September 30, 2006 and 2005

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

ITEM  1.  FINANCIAL STATEMENTS

                                               GTC TELECOM CORP.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,     June 30,
                                                                                      2006            2006
                                                                                 ------------------------------
                                                                                   (Unaudited)
ASSETS
  Cash                                                                           $        8,612   $     78,671
  Accounts receivable, net of allowance for doubtful accounts of approximately $6,000 and $7,000 at
   September 30, 2006 and June 30, 2006, respectively                                   390,768        407,832
  Deposits                                                                               30,822         30,822
  Prepaid expenses                                                                       46,510         46,406
                                                                                 ------------------------------
    Total current assets                                                                476,712        563,731

Property and equipment, net                                                             303,087        339,894
Other assets                                                                             77,039         74,647
                                                                                 ------------------------------
    Total assets                                                                 $      856,838   $    978,272
                                                                                 ==============================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                          $    2,655,012   $  2,483,346
  Accrued payroll and related taxes                                                     517,552        432,063
  Obligation under capital leases                                                        11,705          9,895
  Notes payable, net of discounts totaling $375,524 and $744,478, respectively        2,854,678      2,519,819
  Deferred income                                                                        42,060         44,880
                                                                                 ------------------------------
    Total current liabilities                                                         6,081,007      5,490,003

Long-term liabilities:
  Obligation under capital leases, net of current portion                                26,151         11,258
  Notes payable, net of current portion and discounts totaling $975 and $3,915,
    respectively.                                                                       208,141        232,890
                                                                                 ------------------------------
     Total Liabilities                                                                6,315,299      5,734,151

Commitments and contingencies

Minority interest in consolidated subsidiaries                                           66,172         36,997

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                              --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    30,169,740 and 30,069,740 shares issued and outstanding at
    September 30, 2006 and June 30, 2006, respectively                                   30,170         30,070
  Additional paid-in-capital                                                         11,666,670     11,667,909
  Note receivable officer                                                               (60,306)       (60,306)
  Accumulated other comprehensive income                                                117,666        134,744
  Accumulated deficit                                                               (17,278,833)   (16,565,293)
                                                                                 ------------------------------
    Total stockholders' deficit                                                      (5,524,633)    (4,792,876)
                                                                                 ------------------------------

    Total liabilities and stockholders' deficit                                  $      856,838   $    978,272
                                                                                 ==============================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      GTC TELECOM CORP.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND COMPREHENSIVE LOSS
                                         (UNAUDITED)

                                                                       Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2006          2005
                                                                  --------------------------
Revenues:
  Telecommunications                                              $ 1,142,695   $ 1,695,640
  Internet services                                                    58,174       124,015
  BPO services                                                        201,096        66,871
                                                                  --------------------------
    Total revenues                                                  1,401,965     1,886,526
                                                                  --------------------------

Cost of sales:
  Telecommunications                                                  447,553       817,101
  Internet services                                                    19,581        33,161
  BPO services                                                        120,232        35,645
                                                                  --------------------------
    Total cost of sales                                               587,366       885,907
                                                                  --------------------------

Gross profit                                                          814,599     1,000,619
                                                                  --------------------------

Operating expenses:
  Payroll and related                                                 669,025       684,757
  Selling, general, and administrative                                411,335       855,266
                                                                  --------------------------
    Total operating expenses                                        1,080,360     1,540,023
                                                                  --------------------------

Operating loss                                                       (265,761)     (539,404)

Interest expense, net (including amortization of debt discounts)     (488,029)     (480,055)
Other income                                                           28,000            --
                                                                  --------------------------

Loss before provision for income taxes and minority interest         (725,790)   (1,019,459)

Provision for income taxes                                              2,574         2,045
                                                                  --------------------------

Loss before minority interest                                        (728,364)   (1,021,504)

Minority interest in loss of consolidated subsidiaries, net
  of taxes                                                             14,825        13,253
                                                                  --------------------------

Net loss available to common stockholders                            (713,539)   (1,008,251)

Foreign currency translation adjustment                               (17,078)      (22,965)
                                                                  --------------------------

Comprehensive loss                                                $  (730,617)  $(1,031,216)
                                                                  ==========================

Basic and diluted net loss available to common
  stockholders per common share                                   $     (0.02)  $     (0.03)
                                                                  ==========================

Basic and diluted weighted average common shares
  outstanding                                                      30,169,740    29,523,320
                                                                  ==========================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  GTC TELECOM CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                Three Months Ended
                                                                  September 30,
                                                            -------------------------
                                                               2006          2005
                                                            -------------------------
Cash Flows From Operating Activities:
Net loss                                                    $ (713,539)  $(1,008,251)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                 48,976        78,598
  Bad debt expense                                              11,577       203,435
  Amortization of debt discount                                371,894       368,961
  Loss on sale of equipment                                     13,873        15,134
  Estimated fair market value of stock issued for services     (13,390)           --
  Share-based compensation                                      12,250            --
  Change in fair value of derivative                           (28,000)           --
  Minority interest in loss of consolidated subsidiaries       (14,825)      (13,253)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets               (14,162)       85,702
    Accounts payable and accrued expenses                      171,666      (463,862)
    Accrued payroll and related taxes                           85,489         4,817
    Deferred income                                             (2,820)           --
                                                            -------------------------

Net cash used in operating activities                          (71,011)     (728,719)
                                                            -------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                             (1,369)       (1,612)
                                                            -------------------------

Net cash used in investing activities                           (1,369)       (1,612)
                                                            -------------------------

Cash Flows From Financing Activities:
Proceeds from issuance of stock of subsidiary                   44,000        91,100
Principal repayments on notes payable                          (85,494)     (133,209)
Principal payments under capital lease obligations              (4,541)       (2,835)
Principal borrowings on notes payable                           51,710       775,425
                                                            -------------------------

Net cash provided by financing activities                        5,675       730,481
                                                            -------------------------

Effect of exchange rate on cash                                 (3,354)         (150)
                                                            -------------------------

Net decrease in cash                                           (70,059)           --

Cash at beginning of period                                     78,671           500
                                                            -------------------------

Cash at end of period                                       $    8,612   $       500
                                                            =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $    7,978   $     5,810
                                                            =========================
    Income taxes                                            $    2,574   $     2,046
                                                            =========================


Non-Cash Investing and Financing Activities:

During the three months ended September 30, 2006, the Company financed the purchase of equipment totaling $21,245 with capital lease.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly and/or majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of September 30, 2006, the results of operations for the three months ended September 30, 2006 and 2005, and cash flows for the three months ended September 30, 2006 and 2005. The accompanying June 30, 2006 balance sheet has been derived from the audited June 30, 2006 balance sheet filed in Form 10-KSB with the Securities and Exchange Commission on October 16, 2006.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2006, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 16, 2006. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC - GTC provides various services including, telecommunication services, which includes wireless and long distance telephone, Internet related services, including Internet Service Provider access, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

The Company has formed four wholly owned subsidiaries, of which two are active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Shine Wireless, Inc., and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. was set up to offer prepaid calling cards purchased over the internet. It is currently inactive. Shine Wireless, Inc., is active and offers telecommunications and Internet related service needs through direct sales marketing. Perfexa Solutions, Inc., is active and offers business process outsourcing services.

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

WIRELESS TELEPHONE SERVICE - The Company provides wireless telephone service under the name GTC Wireless, and through its majority-owned subsidiary Shine Wireless, Inc. ("Shine Wireless"). The Company offers a variety of plans for its wireless service and offers the same plans under both GTC Wireless and Shine Wireless. These services are available to both consumer and business users and are both serviced through the same third party provider. The Company's wireless telephone services are billed using the same methods as those used for billing its long distance telecommunication services. GTC's wireless telephone services are provided pursuant to contracts with third-party providers, who remain competitors with the Company. By contracting with third-party providers to purchase large quantities of usage volumes, the Company is able to secure significant discounts, allowing it to offer these services to its end-users at rates equal to or less than its competitors.

GTC Wireless' services are offered directly by the Company and GTC Wireless. The Company acquires new customers for GTC Wireless through telemarketing, Internet advertising, and marketing to its long distance customers. Shine Wireless' services are offered by Shine Wireless and are sold through a network of independent sales agents. Based on the different methods used to acquire new customers for GTC Wireless and Shine Wireless, we do not believe these two services will directly compete for customers.

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company has negative working capital of $5,604,295, an accumulated deficit of $17,278,833, a stockholders' deficit of $5,524,633, and the Company is in default on several notes payable (see Note 5). In addition, through September 30, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company will attempt to increase revenues from additional revenue sources, such as the introduction of wireless services through Shine Wireless, Inc., and/or increase profit margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures, such as payroll cost reductions. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. and Perfexa India. At September 30, 2006 and June 30, 2006, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. In addition, Perfexa owned approximately 96% of Perfexa India's common stock at September 30, 2006 and June 30, 2006. The Company owned 99.5% and 100% of Shine Wireless, Inc.'s common stock at September 30, 2006 and June 30, 2006, respectively. The Company's controlling interest requires that Perfexa, Perfexa India and Shine Wireless, Inc. be included in the condensed consolidated financial statements of the Company. Interests not owned by the Company are reported as minority interest in consolidated subsidiaries in the accompanying condensed consolidated financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets, estimates for income tax asset valuations and the valuation of securities options, and warrants issued.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $17,078 and $22,965 for the three months ended September 30, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION - At September 30, 2006, the Company had two approved stock-based employee compensation plans:

2001 Stock Incentive Plan: On October 17, 2001, the Company's Board approved the GTC Telecom Corp. Stock Incentive Plan (the "SIP Plan"), effective January 1, 2002. The SIP Plan was approved and ratified by the shareholders on December 13, 2001 at the Company's 2001 annual shareholder's meeting. The SIP Plan provides for the grant of various types of equity based incentives, including qualified and non-qualified stock options, stock appreciation rights, restricted stock, bonuses, and other awards. A maximum of 5,000,000 shares of the Company's common stock may be issued pursuant to the SIP Plan. The SIP plan is administered by the Board of Directors.

1999 Stock Option Plan: On September 20, 1999, the Company's Board approved the GTC Telecom Corp. 1999 Omnibus Stock Option Plan, effective October 1, 1999.
The exercise price for each option shall be equal to 25% to 100% of the fair market value of the common stock on the date of grant, as defined, and shall vest over a five-year period. Upon the approval and ratification of the SIP Plan, the Company elected to terminate the 1999 Omnibus Stock Option Plan.

Effective July 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share Based Payment," ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to July 1, 2006, but not yet vested as of July 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost will be based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

No stock options or other share based payments have been granted since the adoption of SFAS No. 123(R).

For the three month period ended September 30, 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $12,250, with a corresponding increase in the Company's loss from continuing operations, loss before provision for income taxes and net loss resulting from the first-time recognition of compensation expense associated with employee stock options.

The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the three month period ended September 30, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three month period ended September 30, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R)

                                                                Three Months Ended
                                                                   September 30,
                                                             ------------------------
                                                                2006         2005
                                                             ------------------------
Net loss available to common stockholders:
  As reported                                                $(713,539)  $(1,008,251)
  Add total stock-based employee compensation expense
    included in net loss                                        12,250            --
  Deduct total stock-based employee compensation expense
    determined under fair based method for all awards          (12,250)      (33,000)
                                                             ------------------------

  Pro-forma                                                  $(713,539)  $(1,041,251)
                                                             ========================

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $   (0.02)  $     (0.03)
                                                             ========================

    Pro-forma                                                $   (0.02)  $     (0.04)
                                                             ========================

LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, no shares were potential additional common shares as of September 30, 2006 and 2005, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three months ended September 30, 2006 and 2005, respectively, because the Company had incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                       Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                       2006          2005
                                                                  --------------------------
Net loss available to common stockholders                         $  (713,539)  $(1,008,251)
                                                                  ==========================

Weighted average number of common shares outstanding               30,169,740    29,523,320
Incremental shares from the assumed exercise of dilutive stock
options and warrants                                                       --            --
                                                                  --------------------------
Dilutive potential common shares                                   30,169,740    29,523,320
                                                                  ==========================

Basic and diluted net loss available to common stockholders per
common share                                                      $     (0.02)  $     (0.03)
                                                                  ==========================

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS - Other than the adoption of SFAS No. 123(R) (see Stock-Based Compensation above), recent accounting pronouncements discussed in the notes to the June 30, 2006 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending June 30, 2007, did not have or are not expected to have a significant impact on the Company's 2007 financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of September 30, 2006, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of September 30, 2006) and are due on demand. The Company has classified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at September 30, 2006.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

On August 22, 2006, the Company borrowed $50,000 from an unrelated third party, for working capital purposes. The note provides for the Company to repay a total of $60,000 by making eight weekly payments of $7,500 beginning the week of September 18, 2006. The total outstanding balance was $37,500 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2006. As of the date of this report, we have made all payments as required in this note.

On May 9, 2006, the Company borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides for the Company to repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006. We are currently in discussions with the noteholder to restructure the remaining payments. The total outstanding balance was $75,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2006.

In March 2006, the Company converted $140,000 of a payable due to a third party into a term note payable. The note provides for the Company to make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid. The total outstanding balance was approximately $117,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2006. As of the date of this report, we have made all payments as required in this note.

In May 2005, the Company entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $1,088,235 principal amount along with certain shares of our common stock warrants, resulting in gross proceeds of $925,000, less offering costs of $78,563. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock at $0.135 per share. Under the terms of the notes, the Company must begin repayment of principal and interest in September 2005 and all unpaid principal and interest are due on November 23, 2006. In July 2005, the Company entered into additional subscription agreements with the same investors for principal of $911,765. Such borrowings have terms that are substantially the same as those described above. In May 2006, the Company entered into an additional subscription agreement with a member from the same investor group for principal of $117,647. This borrowing has terms that are substantially the same as those described above. Currently, the Company is in default under the terms of some of these convertible notes. As a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by the Company. For the notes that the Company is currently in default, one holder has agreed to a forbearance until December 23, 2006, and the remaining holders have orally agreed to defer payments due under those notes while the Company attempts to renegotiate the repayment terms of the notes with the holders. However, in exchange for agreeing to defer these payments, two of the holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note.

The Company evaluated the debt and equity securities issued under the aforementioned subscription agreements in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and SFAS No. 133, as amended.
Because of registration rights related to the May 2006 borrowing, the Company has bifurcated the embedded conversion feature and recorded it as a derivative at fair value. At the time of the borrowing, fair value was estimated to approximate $73,000. The remaining proceeds from the debt were allocated between the BCF, warrants and common stock on the relative fair value basis. The Company has estimated that the fair value of such derivative at September 30, 2006 to approximate $15,000, which is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The change in fair value of $28,000 has been included in other income on the accompanying condensed consolidated statements of operations for the three months ended September 30, 2006.

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

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. On November 18, 2005, the Company restructured the note. Under the new terms of the note, the Company is required to make monthly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. The total outstanding balance was approximately $16,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2006.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. The total outstanding balance was $1,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2006.

The Company maintains a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $669, including interest at a rate of approximately 14.9% and is secured by the related computer equipment. The total outstanding balance on the revolving line of credit was $25,104 and is included in notes payable in the accompanying condensed consolidated balance sheet at September 30, 2006. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

With the exception of the Equipment Line of Credit, all of the above notes are unsecured.

NOTE  6  -  STOCKHOLDERS' DEFICIT:

In January 2006, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement. At September 30, 2006, the Company estimated that the fair value of the issued shares to approximate $12,000; therefore approximately $24,000 has been recorded as an adjustment to investor relations expense for the three month period ended September 30, 2006.

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

CONTINGENT LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $85,000. We believe that it is not probable that we will have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

NOTE PAYABLE

On October 18, 2006, Perfexa India borrowed 1,890,000 Rs (approximately $42,000) for working capital purposes from an unrelated third party. The note provides for weekly interest payments of 47,250 Rs (approximately $1,050) beginning October 23, 2006 until the note is repaid upon maturity at January 15, 2007. In the event of default, the noteholder shall be entitled to weekly interest payments of 94,500 Rs (approximately $2,100) until the note is repaid.

NOTE  9  -  SHINE  WIRELESS:

On August 28, 2006, Shine Wireless initiated a private placement offering of 1,000,000 shares of Shine Wireless's restricted common stock at a price of $1.00 per share. As of the date of this filing, Shine Wireless has sold 100,000 shares pursuant to this offering, resulting in cash of $88,000, net of offering costs of $12,000, which was transferred to GTC as partial repayment of accrued advances. The offering is being conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

Marketing revenues are generated by the sale of materials, training and support services to assist Shine Wireless independent sales agents in selling new retail customers and enrolling other representatives in the Shine Wireless marketing program. Marketing revenues are reflected as deferred income on the Company's balance sheet and are recognized over the succeeding twelve months. Shine Wireless cost of sales include bonuses paid to independent sales agents for acquiring new retail wireless customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales agents, and other directly identifiable support costs. Shine Wireless general and administrative costs consist of residual commissions paid on continuing wireless telephone usage, and typical indirect cost allocations, such as floor space and supporting departments.

NOTE  10  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three months ended September 30, 2006 and 2005.

                                         Three Months Ended
                                            September 30,
                                      -------------------------
                                          2006         2005
                                      -------------------------
            REVENUES
            --------
    Telecommunications and Internet   $ 1,200,869   $1,819,655
    BPO
      Perfexa-U.S.                        201,096       66,871
      Perfexa-India                            --           --
                                      -------------------------
         Total                        $ 1,401,965   $1,886,526
                                      =========================

          COST OF SALES
          -------------
    Telecommunications and Internet   $   467,134   $  850,262
    BPO
      Perfexa-U.S.                        120,232       35,645
      Perfexa-India                            --           --
                                      -------------------------
        Total                         $   587,366   $  885,907
                                      =========================

      OPERATING INCOME/(LOSS)
      -----------------------
    Telecommunications and Internet   $    47,761   $    9,845
    BPO
      Perfexa-U.S.                         46,703     (205,170)
      Perfexa-India                      (360,225)    (344,079)
                                      -------------------------
        Total                         $  (265,761)  $ (539,404)
                                      =========================

       CAPITAL EXPENDITURES
       --------------------
    Telecommunications and Internet   $    21,245   $       --
    BPO
      Perfexa-U.S.                             --           --
      Perfexa-India                         1,369        1,612
                                      -------------------------
        Total                         $    22,614   $    1,612
                                      =========================

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                                     September 30, 2006   June 30, 2006
                                     ----------------------------------
                 ASSETS
                 ------
    Telecommunications and Internet  $           333,500  $     517,827
    BPO
      Perfexa-U.S.                               171,921         67,254
      Perfexa-India                              351,417        393,191
                                     ----------------------------------
        Total                        $           856,838  $     978,272
                                     ==================================

NOTE  11  -  SUBSEQUENT  EVENTS:

On December 4, 2006, the Company's Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,675,000 shares of the Company's common stock at an exercise price of $0.04 per share (the fair market value of the Company's common stock on the day of grant), to certain employees of the Company. The options vest; (i) 1/3 when the Company has $750,000 of monthly revenue, (ii) 1/3 when the Company has $1,000,000 of monthly revenue, and (iii) 1/3 when the Company has $1,500,000 of monthly revenue.

On December 4, 2006, the Company's Board granted options to purchase an aggregate of 1,675,000 shares of the Company's restricted common stock at an exercise price of $0.04 per share (the fair market value of the Company's common stock on the day of grant), to certain employees of the Company. The options vest; (i) 1/3 when the Company has $750,000 of monthly revenue, (ii) 1/3 when the Company has $1,000,000 of monthly revenue, and (iii) 1/3 when the Company has $1,500,000 of monthly revenue.

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

     Our revenues consist of revenues from the sale of telecommunications, Internet, and BPO services. Telecommunication revenues are generated primarily from monthly recurring charges for wireless service and when customers make wireless and long distance telephone calls from their business or residential telephones. Marketing revenues are generated by the sale of materials, training and support services to assist Shine Wireless independent sales agents in selling new retail customers and enrolling other representatives in the Shine Wireless marketing program. Marketing revenues are reflected as deferred income on the Company's balance sheet and are recognized over the succeeding twelve months. Internet related services are typically billed at a flat rate and are billed in advance.

Revenues are recognized in the period earned. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

     Cost of sales consists of telecommunications service costs and the costs of providing Internet access, and BPO services. Wireless and long distance telecommunications service costs are based on our customers' wireless and long distance usage. We pay our carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of our contract in effect at the time of the call. Shine Wireless cost of sales include bonuses paid to independent sales agents for acquiring new retail wireless customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales agents, and other directly identifiable support costs. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third-party verification), customer service, billing, cost of information systems and personnel required to support our operations and growth. Shine Wireless general and administrative expenses consist of residual commissions paid on continuing wireless telephone usage, and typical indirect cost allocations, such as floor space and supporting departments.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

     REVENUES - Revenues decreased by $484,561 or 25.7% to $1,401,965 in the three months ended September 30, 2006 from $1,886,526 in the three months ended September 30, 2005. The decrease was due to a decrease in telecommunications revenues of $552,945 and a decrease in Internet revenues of $65,841, offset partially by the increase in BPO revenues of $134,225. As of September 30, 2006, the Company had 51,992 telecommunications customers and 1,417 Internet customers, with usage of long distance services of approximately 15,726,000 minutes for the three months ended September 30, 2006 as compared with 95,600 long distance customers and 2,896 Internet customers as of September 30, 2005, with usage of long distance services of approximately 21,959,000 minutes for the three months ended September 30, 2005.

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

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. In 2004, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $201,096 and $66,871 for the three months ended September 30, 2006 and 2005, respectively.

     COST OF SALES - Cost of sales decreased by $298,541 or 33.7% to $587,366 in the three months ended September 30, 2006 from $885,907 in the three months ended September 30, 2005. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $369,548. In addition, for the three months ended September 30, 2006, the costs associated with Internet services decreased $13,580 and the costs associated with BPO services increased $84,587. As a percentage of revenue, cost of sales decreased to 41.9% from 47.0%, resulting in a gross margin of 58.1% as compared to 53.0% for the three months endedSeptember 30, 2006 and 2005, respectively.

     Perfexa incurred third-party cost of sales of $120,232 and $35,645 for the three months ended September 30, 2006 and 2005, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $459,663 or 30.0% to $1,080,360 in the three months ended September 30, 2006 from $1,540,023 in the three months ended September 30, 2005 primarily due to our reduction in bad debt expense as well as reductions in headcount resulting in lower salaries.

     Operating expenses, individually net of Perfexa related costs, for the three months ended September 30, 2006 were comprised primarily of $211,279 in payroll and related expenses paid to employees; billing related costs of $115,006; rent of $31,317; bad debt of $11,577; depreciation expense of $12,209; and $304,586 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, internet support costs and audit and legal costs.

     Perfexa related operating expenses for the three months ended September 30, 2006 were comprised primarily of $457,746 in payroll and related expenses paid to employees; rent of $65,374; depreciation expense of $36,767; and $57,300 of other operating expenses, primarily, office maintenance and supplies, offset primarily by corporate expense allocations of $222,801.

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

     INTEREST EXPENSE - Net interest expense increased by $7,974 to $488,029 for the three months ended September 30, 2006 from $480,055 for the three months ended September 30, 2005. The increase was primarily due to debt discounts being amortized to interest expense totaling $371,894 for the three months ended September 30, 2006 compared to $368,961 during the same period in fiscal year 2005.

     NET LOSS - Net loss was $713,539 or $0.02 loss per common share for the three months ended September 30, 2006, from a net loss of $1,008,251, or $0.03 loss per common share, for the three months ended September 30, 2005, a change of $294,712.

     ASSETS AND LIABILITIES - Assets decreased by $121,434 to $856,838 as of September 30, 2006 from $978,272 as of June 30, 2006. The decrease was due to net decreases in accounts receivable of $17,064, cash of $70,059, and property and equipment of $36,807, net of an increase in prepaid expenses of $104, and other assets of $2,392. Liabilities increased by $581,148 to $6,315,299 as of September 30, 2006 from $5,734,151 as of June 30, 2006. The increase was due to increases in accounts payable and accrued expenses of $171,666, primarily for amounts owed to Sprint (associated with customer usage), payroll and payroll related liabilities of $85,489, notes payable of $310,110, and obligations under capital lease of $16,703, net of decreases in deferred income of $2,820; associated with the decrease in telecommunications service costs, internet service provider access fees and customer services operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $731,757 to $5,524,633 as of September 30, 2006 from $4,792,876 as of June 30, 2006. The increase was attributable to a net loss of $713,539 in the three months ended September 30, 2006; a cumulative translation adjustment of $17,078, and a decrease in additional paid-in capital related to an adjustment to the estimated value of common shares previously issued to a consultant for services being provided through the current quarter of $13,390, net of an increase related to employee share-based compensation of $12,250.

LIQUIDITY  AND  CAPITAL  RESOURCES

     GENERAL - We do not have sufficient cash flow from operations to meet all of our monthly operating expenses, service our outstanding debts, or to fund our contingent liabilities. Over the past year, we have relied upon short-term financings to meet our cash requirements. Currently, we have short-term debt of approximately $3,300,000. We will need to either restructure this debt on more favorable terms, increase revenues in order to meet these obligations, or acquire alternative financing.

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $71,011 for the three months ended September 30, 2006 was primarily due to net loss of $713,539, change in fair value of derivative of $28,000, the fair market value of stock issued for services of $13,390, and minority interest of $14,825, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $171,666, and accrued payroll and related taxes of $85,489, and decreases in accounts receivable and other current assets of $14,162, and deferred income of $2,820; offset partially by the loss on sale of equipment of $13,873; the amortization of debt discount of $371,894; depreciation and amortization expense of $48,976; and the increase in bad debt expense related to accounts receivable of $11,577 and $12,250 related to employee share-based compensation.

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $1,369 for the three months ended September 30, 2006 funded purchases of property and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $5,675 in the three months ended September 30, 2006 was primarily due to borrowing on notes payable of $51,710, and net proceeds from the issuance of stock of subsidiary totaling $44,000, offset by principal repayments on notes payable of $85,494, and principal repayments under capital lease obligations of $4,541.

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

     In May and July 2005, we entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. In May 2006, we entered into an additional subscription agreement with a member from the same investor group for principal of $117,647. This borrowing has terms that are substantially the same as those described above. Currently, we are in default under the terms of some of these convertible notes. Under these notes in default, as a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by us. For the notes that we are currently in default, one holder has agreed to a forbearance until December 23, 2006, and the remaining holders have orally agreed to defer payments due under those notes while we attempt to renegotiate the repayment terms of the notes with the holder. However, in exchange for agreeing to defer these payments, two of the holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note.

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

     We maintain a revolving line of credit of $45,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $669, including interest at a rate of approximately 14.9%. The total outstanding balance on the revolving line of credit was $25,104 and is included in notes payable in the accompanying condensed consolidated balance sheet at June 30, 2006. As of the date of this report, we have made all payments as required in the revolving line of credit.

     EQUITY FINANCING - In January 2006, we entered into a one year agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, we agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement. At September 30, 2006, the Company estimated the current value of the shares to be $11,900.

     INTERCOMPANY ACTIVITIES

     Perfexa Subsidiary - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of September 30, 2006, we have advanced Perfexa-U.S. $7,295,927 in cash and equipment, of which $661,504 was for the purchase of equipment and $6,634,423 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of September 30, 2006, Perfexa-U.S. has billed us $4,600,144 for such services.

     As of September 30, 2006, Perfexa-U.S. owes us $4,341,596, net of $434,690 repaid by Perfexa-U.S. from funds raised and $4,600,144 in amounts billed for services rendered.

     Shine Wireless - Since inception, Shine Wireless has relied upon us and Perfexa for funding and for administrative services required in the development of their business plan. Shine Wireless is obligated to reimburse Perfexa and us for such advances and their share of such expenses. As of September 30, 2006, Perfexa and us have advanced Shine Wireless $816 and $155,776, respectively, for operating expenses. In addition, Perfexa and us have allocated $102,569 and $242,896, respectively, of shared administrative expenses to Shine Wireless. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Shine Wireless and Perfexa-US, Perfexa provides call center and IT development services to Shine Wireless on a cost plus 5% basis. As of September 30, 2006, Perfexa-U.S. has billed Shine Wireless $103,385 for such services. No amounts have been repaid.

     Pursuant to a Master Services Agreement between Shine Wireless and us, we provide general management services. As of September 30, 2006, we have billed Shine Wireless $398,672 for such services.

     As of September 30, 2006, Shine Wireless owes us $358,672, net of $40,000 repaid by Shine Wireless from funds raised and $398,672 in amounts billed for services rendered.

All significant intercompany balances and transactions have been eliminated in consolidation.

PERFEXA  SOLUTIONS

     CONTINGENT LIABILITY - Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $85,000. We believe that it is not probable that we will have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

     NOTE PAYABLE - On October 18, 2006, Perfexa India borrowed 1,890,000 Rs (approximately $42,000) for working capital purposes from an unrelated third party. The note provides for weekly interest payments of 47,250 Rs (approximately $1,050) beginning October 23, 2006 until the note is repaid upon maturity at January 15, 2007. In the event of default, the noteholder shall be entitled to weekly interest payments of 94,500 Rs (approximately $2,100) until the note is repaid.

SHINE  WIRELESS

     On August 28, 2006, Shine Wireless initiated a private placement offering of 1,000,000 shares of Shine Wireless's restricted common stock at a price of $1.00 per share. As of the date of this filing, Shine Wireless has sold 100,000 shares pursuant to this offering, resulting in cash of $88,000, net of offering costs of $12,000, which was transferred to us as partial repayment of accrued advances. The offering is being conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

STOCK  OPTIONS

     On December 4, 2006, our Board granted, pursuant to our Stock Incentive Plan ("SIP"), Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,675,000 shares of our common stock at an exercise price of $0.04 per share (the fair market value of our common stock on the day of grant), to certain of our employees. The options vest; (i) 1/3 when we have $750,000 of monthly revenue, (ii) 1/3 when we have $1,000,000 of monthly revenue, and (iii) 1/3 when we have $1,500,000 of monthly revenue.

     On December 4, 2006, our Board granted options to purchase an aggregate of 1,675,000 shares of our restricted common stock at an exercise price of $0.04 per share (the fair market value of our common stock on the day of grant), to certain of our employees. The options vest; (i) 1/3 when we have $750,000 of monthly revenue, (ii) 1/3 when we have $1,000,000 of monthly revenue, and (iii) 1/3 when we have $1,500,000 of monthly revenue.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not currently have any off-balance sheet arrangements.

SUBSIDIARIES

     We have formed four wholly owned subsidiaries, of which two are active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

     The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Shine Wireless, Inc., and Perfexa Solutions, Inc.

     CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. was set up to offer prepaid calling cards purchased over the internet. It is currently inactive. Shine Wireless, Inc., is active and offers telecommunications and Internet related service needs through direct sales marketing. Perfexa Solutions, Inc., is active and offers business process outsourcing services.

GOING  CONCERN

     The Company's independent registered public accounting firm has stated in their report included in the Company's 2006 Form 10-KSB, that we have incurred operating losses in the last two years, have a working capital deficit and have a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by us are, among others, provisions for losses on accounts receivable, realization of long-lived assets and estimates for deferred income tax asset valuations, and valuation estimates for securities, options, and warrants issued.

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

     SHINE  WIRELESS  SERVICES

     Marketing revenues are generated by the sale of materials, training and support services to assist Shine Wireless independent sales agents in selling new retail customers and enrolling other representatives in the Shine Wireless marketing program. Marketing revenues are reflected as deferred income on the Company's balance sheet and are recognized over the succeeding twelve months. Shine Wireless cost of sales include bonuses paid to independent sales agents for acquiring new retail wireless customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales agents, and other directly identifiable support costs. Shine Wireless general and administrative costs consist of residual commissions paid on continuing wireless telephone usage, and typical indirect cost allocations, such as floor space and supporting departments

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was later superseded by SAB 104. Management believes the Company's revenue recognition policies conform to SAB 104.

          STOCK-BASED COMPENSATION - At September 30, 2006, the Company had two approved stock-based employee compensation plans.

Effective July 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share Based Payment," ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to July 1, 2006, but not yet vested as of July 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost will be based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the three month period ended September 30, 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $12,250, with a corresponding increase in the Company's loss from continuing operations, loss before provision for income taxes and net loss resulting from the first-time recognition of compensation expense associated with employee stock options.

     The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and the participation of our management, including our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our condensed consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As previously discussed, at September 30, 2006, we have convertible notes in the amount of $2,117,647. Currently, we are in default under the terms of some of these convertible notes. Under these notes in default, as a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by us. For the notes that we are currently in default, the holders have orally agreed to defer payments due under those notes while we attempt to renegotiate the repayment terms of the notes with the holder. However, in exchange for agreeing to defer these payments, two of the holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note. However, there can be no guarantees that we will be successful in our efforts to renegotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders for a vote during the three month period ended September 30, 2006.

ITEM 5. OTHER INFORMATION

CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT.

     (1)     Merger  Involving  Independent  Accountants

          (i) On December 5, 2006, we were informed by Squar, Milner, Miranda & Williamson, LLP ("Squar Milner"), the independent registered public accounting firm for GTC Telecom Corp. (the "Company"), as follows:

               (1) Squar Milner has consummated a merger with Peterson & Co., LLP ("Peterson"). Peterson is located in San Diego, California, and is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner Peterson").

               (2) We are required to file this Form 8-K as notification that Squar Milner Peterson succeeds Squar Milner as our independent registered auditor.

          (ii) Squar Milner's reports on our consolidated financial statements as of and for the years ended June 30, 2005 and 2006 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles.

          (iii) Neither of the reports of Squar Milner on the Company's financial statements for the two most recent fiscal years contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles.

               (1) During the Company's two most recent fiscal years and through December 5, 2006, there were no disagreements with Squar Milner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Squar Milner, would have caused them to make reference thereto in their reports on the financial statements for such years.

               (2) During the Company's two most recent fiscal years and through December 5, 2006, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

          (iv) The Company has requested that Squar Milner furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Squar Milner agrees with the above statements. A copy of Squar Milner's letter required by Item 304(a)(3) of Regulation S-B is filed as Exhibit 16 to this Form 10-QSB.

     (2) During the Company's two most recent fiscal years and through December 5, 2006, neither the Company, nor anyone on its behalf, consulted with Peterson regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either a subject of disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv)(B) of Regulation S-B).

     (3) We have notified the members of our Audit Committee of the facts set forth in this report on Form 8-K, including the appointment of Squar Milner Peterson as our independent registered auditor and no member has disapproved of this appointment.

ITEM 6. EXHIBITS

Exhibits

     16.   Letter Regarding Change in Certifying Accountants

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


Dated: December 20, 2006