Form 10QSB
period 2006-12-31
GTC TELECOM CORP
filed 2007-02-20
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                For The Quarterly Period Ended DECEMBER 31, 2006

[_] Transition Report Pursuant To Section 13 Of 15(d) Of The Securities Exchange Act Of 1934

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

                               Yes [X]     No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [_]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Title of each class of Common Stock        Outstanding at February 12, 2007
   -----------------------------------        --------------------------------
   Common Stock, $0.001 par value                       32,255,456

Transitional Small Business Disclosure Format
(Check one);

Yes [_]     No [X]

INDEX.

                                               PART I
                                       FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets (Unaudited) at December 31, 2006 and June 30, 2006

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
            for the three and six months ended December 31, 2006 and 2005

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended
            December 31, 2006 and 2005

          Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

ITEM  1.  FINANCIAL  STATEMENTS

                                              GTC TELECOM CORP.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                                December 31,
                                                                                    2006
                                                                               --------------
ASSETS
  Cash                                                                         $      19,054
  Accounts receivable, net of allowance for doubtful accounts of approximately $2,000 and $7,000 at
    December 31, 2006 and June 30, 2006, respectively                                412,804
  Deposits                                                                            30,822
  Prepaid expenses                                                                    47,658
                                                                               --------------
    Total current assets                                                             510,338

Property and equipment, net                                                          287,562
Other assets                                                                          79,878
                                                                               --------------

    Total assets                                                               $     877,778
                                                                               ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                        $   3,068,348
  Accrued payroll and related taxes                                                  564,857
  Obligation under capital leases                                                     13,245
  Notes payable, net of discounts totaling $93,138 and $744,478, respectively      3,078,402
  Deferred income                                                                     48,980
                                                                               --------------
    Total current liabilities                                                      6,773,832

Long-term liabilities:
  Obligation under capital leases, net of current portion                             27,902
  Notes payable, net of current portion and discounts totaling $0 and $3,915,
    respectively                                                                     189,556
                                                                               --------------
    Total Liabilities                                                              6,991,290

Commitments and contingencies

Minority interest in consolidated subsidiaries                                       176,000

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                           --
  Common stock, $0.001 par value; 50,000,000 shares authorized;
    30,169,740 and 30,069,740 shares issued and outstanding at
    December 31, 2006 and June 30, 2006, respectively                                 30,170
  Additional paid-in-capital                                                      11,678,897
  Note receivable officer                                                            (60,306)
  Accumulated other comprehensive loss                                               (71,026)
  Accumulated deficit                                                            (17,867,247)
                                                                               --------------
    Total stockholders' deficit                                                   (6,289,512)
                                                                               --------------

    Total liabilities and stockholders' deficit                                $     877,778
                                                                               ==============

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

                                                    GTC TELECOM CORP.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 AND COMPREHENSIVE LOSS
                                                       (UNAUDITED)

                                                                     Three Months Ended            Six Months Ended
                                                                         December 31,                December 31,
                                                                  ------------------------------------------------------
                                                                      2006          2005          2006          2005
                                                                  ------------------------------------------------------
Revenues:
  Telecommunications                                              $ 1,095,200   $ 1,575,031   $ 2,296,069   $ 3,394,686
  BPO services                                                        199,982        97,803       401,078       164,674
                                                                  ------------------------------------------------------
    Total revenues                                                  1,295,182     1,672,834     2,697,147     3,559,360
                                                                  ------------------------------------------------------

Cost of sales:
  Telecommunications                                                  450,926       659,889       918,060     1,510,151
  BPO services                                                        110,244        61,411       230,476        97,056
                                                                  ------------------------------------------------------
    Total cost of sales                                               561,170       721,300     1,148,536     1,607,207
                                                                  ------------------------------------------------------

Gross profit                                                          734,012       951,534     1,548,611     1,952,153
                                                                  ------------------------------------------------------

Operating expenses:
  Payroll and related                                                 560,861       640,464     1,104,772     1,325,221
  Selling, general, and administrative                                492,845       548,466     1,029,294     1,403,732
                                                                  ------------------------------------------------------
    Total operating expenses                                        1,053,706     1,188,930     2,134,066     2,728,953
                                                                  ------------------------------------------------------

Operating loss                                                       (319,694)     (237,396)     (585,455)     (776,800)

Interest expense, net (including amortization of debt discounts)     (500,856)     (497,360)     (988,885)     (977,415)
Other income                                                           31,787            --        59,787            --
                                                                  ------------------------------------------------------

Loss before provision for income taxes and minority interest         (788,763)     (734,756)   (1,514,553)   (1,754,215)

Provision for income taxes                                                977         5,751         3,551         7,796
                                                                  ------------------------------------------------------

Loss before minority interest                                        (789,740)     (740,507)   (1,518,104)   (1,762,011)

Minority interest in loss of consolidated subsidiaries, net
  of taxes                                                                 --        78,938            --       164,811
                                                                  ------------------------------------------------------

Net loss available to common stockholders                            (789,740)     (661,569)   (1,518,104)   (1,597,200)

Foreign currency translation adjustment                                (9,539)      (18,632)     (205,770)      (41,597)
                                                                  ------------------------------------------------------

Comprehensive loss                                                $  (799,279)  $  (680,201)  $(1,723,874)  $(1,638,797)
                                                                  ======================================================

Basic and diluted net loss available to common
  stockholders per common share                                   $     (0.03)  $     (0.02)  $     (0.05)  $     (0.05)
                                                                  ======================================================

Basic and diluted weighted average common shares
  outstanding                                                      30,169,740    29,646,083    30,169,740    29,584,701
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

                                    GTC TELECOM CORP.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                    Six Months Ended
                                                                      December 31,
                                                               --------------------------
                                                                   2006          2005
                                                               --------------------------
Cash Flows From Operating Activities:
Net loss                                                       $(1,518,104)  $(1,597,200)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                     82,623       147,920
  Bad debt expense                                                  17,510       274,293
  Amortization of debt discount                                    655,255       737,919
  Loss on sale of equipment                                         13,873        10,286
  Estimated fair market value of stock issued for services         (10,412)           --
  Share-based compensation                                          21,500            --
  Change in fair value of derivative                               (31,000)           --
  Estimated fair market value of options granted to employees           --         4,705
    for compensation
  Minority interest in loss of consolidated subsidiaries                --      (164,811)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                   (55,657)       42,724
    Accounts payable and accrued expenses                          585,002      (160,248)
    Accrued payroll and related taxes                              132,794        49,689
    Deferred income                                                  4,100            --
                                                               --------------------------

Net cash used in operating activities                             (102,516)     (654,723)
                                                               --------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                 (1,724)       (1,612)
                                                               --------------------------

Net cash used in investing activities                               (1,724)       (1,612)
                                                               --------------------------

Cash Flows From Financing Activities:
Proceeds from issuance of stock of subsidiary                      176,000        93,315
Principal repayments on notes payable                             (160,716)     (222,490)
Principal payments under capital lease obligations                  (8,251)       (5,394)
Principal borrowings on notes payable                               51,710       775,425
                                                               --------------------------

Net cash provided by financing activities                           58,743       640,856
                                                               --------------------------

Effect of exchange rate on cash                                    (14,120)       15,479
                                                               --------------------------

Net decrease in cash                                               (59,617)           --

Cash at beginning of period                                         78,671           500
                                                               --------------------------

Cash at end of period                                          $    19,054   $       500
                                                               ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $    16,749   $    10,993
                                                               ==========================
    Income taxes                                               $     3,549   $     7,796
                                                               ==========================

Non-Cash Investing and Financing Activities:

During the six months ended December 31, 2006, the Company financed the purchase of equipment totaling $28,245 with capital lease.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                GTC TELECOM CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  MANAGEMENT'S  REPRESENTATION:

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly and/or majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of December 31, 2006, the results of operations for the three and six months ended December 31, 2006 and 2005, and cash flows for the six months ended December 31, 2006 and 2005. The accompanying June 30, 2006 balance sheet has been derived from the audited June 30, 2006 balance sheet filed in Form 10-KSB with the Securities and Exchange Commission on October 16, 2006.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2006, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 16, 2006. The interim results are not necessarily indicative of the results for a full year.

NOTE  2  -  DESCRIPTION  OF  BUSINESS:

GTC - GTC provides various services including, telecommunication services, which includes wireless and long distance telephone, and business process outsourcing ("BPO") services. GTC Telecom Corp. was organized as a Nevada Corporation on May 17, 1994 and is currently based in Costa Mesa, California. The Company is quoted on the Over-The-Counter Bulletin Board under the symbol "GTCC".

The Company has formed four wholly owned subsidiaries, of which two are active (see below), that offer different products and services. They are managed separately because each business requires different technology and/or marketing strategies.

The four subsidiaries are: CallingPlanet.com, Inc., ecallingcards.com, Inc., Shine Wireless, Inc., and Perfexa Solutions, Inc.

CallingPlanet.com, Inc. was set up to offer international calling using a PC to phone connection. It is currently inactive. ecallingcards.com, Inc. was set up to offer prepaid calling cards purchased over the internet. It is currently inactive. Shine Wireless, Inc., is active and offers telecommunications service needs through direct sales marketing. Perfexa Solutions, Inc., is active and offers business process outsourcing services.

PERFEXA - Perfexa Solutions, Inc. ("Perfexa" or "Perfexa-U.S."), a majority owned subsidiary of the Company, currently provides customer service for the Company's telecommunication users. Perfexa's Information Technology ("IT") group currently develops IT solutions for GTC's customer care needs and the integration of GTC's customer care system with those of Perfexa's New Delhi Center. Additionally, Perfexa offers outsourced call center and IT development services to third parties.

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

GTC Wireless acquires new customers through telemarketing, Internet advertising, and marketing to the Company's long distance customers. Shine Wireless offers its wireless services through a network of independent sales agents. Based on the different methods used to acquire new customers for GTC Wireless and Shine Wireless, we do not believe these two services will directly compete for customers.

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company has negative working capital of $6,263,494, an accumulated deficit of $17,867,247, a stockholders' deficit of $6,289,512, and the Company is in default on several notes payable (see Note 5). In addition, through December 31, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company will attempt to increase revenues from additional revenue sources, such as the introduction of wireless services through Shine Wireless, Inc., and/or increase profit margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures, such as payroll cost reductions. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc., Perfexa India, and Shine Wireless, Inc. At December 31, 2006 and June 30, 2006, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. In addition, Perfexa owned approximately 75% of Perfexa India's common stock at December 31, 2006 and June 30, 2006. The Company owned 98% and 100% of Shine Wireless, Inc.'s common stock at December 31, 2006 and June 30, 2006, respectively. The Company's controlling interest requires that Perfexa, Perfexa India and Shine Wireless, Inc. be included in the condensed consolidated financial statements of the Company. Interests not owned by the Company are reported as minority interest in consolidated subsidiaries in the accompanying condensed consolidated financial statements.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $205,770 and $41,597 for the six months ended December 31, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION - At December 31, 2006, the Company had two approved stock-based employee compensation plans:

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

For the three and six months ended December 31, 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $9,250 and $21,500, respectively, with a corresponding increase in the Company's loss from continuing operations, loss before provision for income taxes and net loss resulting from the first-time recognition of compensation expense associated with employee stock options.

The  adoption  of  SFAS  No.  123(R) had no significant effect on net cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the three and six months ended December 31, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three and six months ended December 31, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

                                                                Three Months Ended          Six Months Ended
                                                                    December 31,              December 31,
                                                             ----------------------------------------------------
                                                                2006         2005          2006          2005
                                                             ----------------------------------------------------
Net loss available to common stockholders:
    As reported                                              $ (789,740)  $ (661,569)  $(1,518,104)  $(1,597,200)
    Add total stock-based employee compensation expense
      included in net loss                                        9,250           --        21,500            --
    Deduct total stock-based employee compensation expense
      determined under fair based method for all awards          (9,250)     (33,000)      (21,500)      (66,000)
                                                             ----------------------------------------------------

    Pro-forma                                                $ (789,740)  $ (694,569)  $(1,518,104)  $(1,663,200)
                                                             ====================================================

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $    (0.03)  $    (0.02)  $     (0.05)  $     (0.05)
                                                             ====================================================

    Pro-forma                                                $    (0.03)  $    (0.02)  $     (0.05)  $     (0.06)
                                                             ====================================================

LOSS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, no shares were potential additional common shares as of December 31, 2006 and 2005, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and six months ended December 31, 2006 and 2005, respectively, because the Company had incurred net losses, basic and diluted loss per share are the same as inclusion of additional potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                     Three Months Ended          Six Months Ended
                                                                        December 31,                December 31,
                                                                 ------------------------------------------------------
                                                                     2006          2005          2006          2005
                                                                 ------------------------------------------------------
Net loss available to common stockholders                        $  (789,740)  $  (661,569)  $(1,518,104)  $(1,597,200)
                                                                 ======================================================

Weighted average number of common shares outstanding              30,169,740    29,646,083    30,169,740    29,584,701
Incremental shares from the assumed exercise of dilutive stock
  options and warrants                                                    --            --            --            --
                                                                 ------------------------------------------------------
Dilutive potential common shares                                  30,169,740    29,646,083    30,169,740    29,584,701
                                                                 ======================================================

Basic and diluted net loss available to common stockholders per
  common share                                                   $     (0.03)  $     (0.02)  $     (0.05)  $     (0.05)
                                                                 ======================================================

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS - On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 ("Fair Value Measurements"). The adoption of SFAS No. 159 is not expected to have a significant impact on future consolidated financial statements.

Other than the adoption of SFAS No. 123(R) (see Stock-Based Compensation above) and SFAS No. 159 (see Fair Value Financial Instruments above), recent accounting pronouncements discussed in the notes to the June 30, 2006 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending June 30, 2007, did not have or are not expected to have a significant impact on the Company's 2007 financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to the December 31, 2005 financial statements in order for them to be in conformity with the December 31, 2006 presentation.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of December 31, 2006, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of December 31, 2006) and are due on demand. The Company has classified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at December 31, 2006.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

On August 22, 2006, the Company borrowed $50,000 from an unrelated third party, for working capital purposes. The note provides for the Company to repay a total of $60,000 by making eight weekly payments of $7,500 beginning the week of September 18, 2006. We are currently in default on the note and we are in discussions with the noteholder to restructure the remaining payments. The total outstanding balance was $11,250 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2006.

On May 9, 2006, the Company borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides for the Company to repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006. We are currently in default and we are in discussions with the noteholder to restructure the remaining payments. The total outstanding balance was $75,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2006.

In March 2006, the Company converted $140,000 of a payable due to a third party into a term note payable. The note provides for the Company to make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid. The total outstanding balance was approximately $100,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2006. As of the date of this report, we have made all payments as required in this note.

In May 2005, the Company entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $1,088,235 principal amount along with certain shares of our common stock warrants, resulting in gross proceeds of $925,000, less offering costs of $78,563. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock at $0.135 per share. Under the terms of the notes, the Company must begin repayment of principal and interest in September 2005 and all unpaid principal and interest are due on November 23, 2006. In July 2005, the Company entered into additional subscription agreements with the same investors for principal of $911,765, resulting in gross proceeds of $775,000, less offering costs of $63,262. Such borrowings have terms that are substantially the same as those described above. In May 2006, the Company entered into an additional subscription agreement with a member from the same investor group for principal of $117,647, resulting in gross proceeds of $100,000. This borrowing has terms that are substantially the same as those described above. Currently, the Company is in default under the terms of these convertible notes ("Convertible Notes"). As a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the Convertible Note and all other amounts payable thereunder immediately due and payable by the Company. The note holders have orally agreed to defer payments due under the Convertible Notes while the Company attempts to renegotiate the repayment terms of the notes with the holders. However, in exchange for agreeing to defer these payments, the note holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note.

On February 1, 2007, due to the fact we were in default under the terms of the Convertible Notes, we agreed to allow each of the holders of the Class A Warrants to exercise up to 20% of their Class A Warrants at an exercise price of $0.03 per share on a cashless exercise basis. Under this special provision, the holders had until the close of business on Friday, February 2, 2007, to give us an executed notice of exercise evidencing their intent to exercise the warrants under this provision. Six of the warrant holders sent us executed notices of exercise evidencing their intent to exercise a portion of their Class A Warrants into a total of 2,400,000 shares of our common stock. These exercises were executed at an exercise price of $0.03 and on a cashless basis, therefore, after taking into account the cashless exercise, the warrant holders received a total of 1,885,716 shares of our common stock. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the note holders are accredited investors.

We are currently in discussions with the Convertible Note holders to allow them to exercise up to an additional 15% of the Class A Warrants at an exercise price of $0.03 per share on a cashless basis.

The Company evaluated the debt and equity securities issued under the aforementioned subscription agreements in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and SFAS No. 133, as amended.
Because of registration rights related to the May 2006 borrowing, the Company has bifurcated the embedded conversion feature and recorded it as a derivative at fair value. At the time of the borrowing, fair value was estimated to approximate $73,000. The remaining proceeds from the debt were allocated between the BCF, warrants and common stock on the relative fair value basis. The Company has estimated that the fair value of such derivative at December 31, 2006 to approximate $12,000, which is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The change in fair value of $3,000 and $31,000 has been included in other income on the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2006, respectively. There was no change in fair value of derivatives for the three and six months ended December 31, 2005.

In August 2004, the Company restructured $725,000 in total principal on two past due notes payable plus corresponding interest into a new short term note payable, principal of $816,395. Such note required principal plus interest of $73,350 be repaid by November 30, 2004, and the Company issued 250,000 shares of its restricted common stock to the lender, valued at approximately $17,000 (based on the grant date fair value). In May 2005, the Company restructured such $816,395 past-due note payable plus corresponding accrued interest and penalties into a new long term note payable, principal amount $1,200,000. In connection with the new debt, the Company issued 2,400,000 shares of restricted common stock to the lender. The new note accrues simple interest in the amount of 12% per annum. The Company is obligated to pay accrued interest monthly, but then only if, after deducting all then current obligations, the Company at that time has at least $300,000 in available cash. The $1,200,000 debt is convertible at $0.13 per share, which resulted in a BCF of $185,000, which is amortized over the life of the debt. In accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the $816,395 debt was considered extinguished in this restructuring, and a loss on extinguishment of approximately $670,000 was recorded. We are currently in default on the note and we are in discussions with the noteholder to restructure the terms of the note.

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. On November 18, 2005, the Company restructured the note. Under the new terms of the note, the Company is required to make monthly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. The total outstanding balance was approximately $16,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2006. We are currently in default on the note and we are in discussions with the noteholder to restructure the remaining payments.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. The total outstanding balance was $1,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2006. We are currently in default on the note and we are in discussions with the noteholder to restructure the remaining payments.

The Company maintains a revolving line of credit of $70,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $418, including interest at a rate of approximately 14.6% and is secured by the related computer equipment. The total outstanding balance on the revolving line of credit was $23,137 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2006. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

With the exception of the Convertible Notes and the Equipment Line of Credit, all of the above notes are unsecured.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

In January 2006, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement. At December 31, 2006, the Company estimated that the fair value of the issued shares to approximate $12,000; therefore approximately $29,000 has been recorded as an adjustment to investor relations expense for the six months ended December 31, 2006.

On December 4, 2006, the Company's Board granted, pursuant to the SIP Plan, Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,675,000 shares of the Company's common stock at an exercise price of $0.04 per share (the fair market value of the Company's common stock on the day of grant), to certain employees of the Company. The options vest; (i) 1/3 when the Company has $750,000 of monthly revenue, (ii) 1/3 when the Company has $1,000,000 of monthly revenue, and (iii) 1/3 when the Company has $1,500,000 of monthly revenue. No compensation expense has been recorded pursuant to these option grants as the vesting contingencies have not been met.

On December 4, 2006, the Company's Board granted options to purchase an aggregate of 1,675,000 shares of the Company's restricted common stock at an exercise price of $0.04 per share (the fair market value of the Company's common stock on the day of grant), to certain employees of the Company. The options vest; (i) 1/3 when the Company has $750,000 of monthly revenue, (ii) 1/3 when the Company has $1,000,000 of monthly revenue, and (iii) 1/3 when the Company has $1,500,000 of monthly revenue. No compensation expense has been recorded pursuant to these option grants as the vesting contingencies have not been met.

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

During the three months ended December 31, 2006, due to the reduced profitability of our dial-up Internet access product, the underlying provider of our Internet services began servicing our Internet customers. As a result, we have exited the dial-up Internet access market and the underlying carrier has forgiven the full amount outstanding to them of $28,766. A gain on extinguishment in the same amount is included in other income on the accompanying condensed consolidated statements of operations and comprehensive loss. There were no significant expenses in relation to exiting this line of business.

NOTE  8  -  PERFEXA  SUBSIDIARY:

CONTINGENT  LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $103,000. We believe that it is not probable that we will have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

NOTE PAYABLE

On October 18, 2006, Perfexa India borrowed 1,890,000 Rs (approximately $42,000) for working capital purposes from an unrelated third party. The note provides for weekly interest payments of 47,250 Rs (approximately $1,050) beginning October 23, 2006 until the note is repaid upon maturity at January 15, 2007. In the event of default, the noteholder shall be entitled to weekly interest payments of 94,500 Rs (approximately $2,100) until the note is repaid. We are currently in default on this note and we are in discussions with the noteholder to restructure the note. The note is unsecured and no payments have been made.

NOTE  9  -  SHINE  WIRELESS:

On August 28, 2006, Shine Wireless initiated a private placement offering of 1,000,000 shares of Shine Wireless's restricted common stock at a price of $1.00 per share. As of the date of this filing, Shine Wireless has sold 400,000 shares pursuant to this offering, resulting in cash of $352,000, net of offering costs of $48,000 (200,000 shares resulting in net cash of $172,000 through December 31, 2006), which was transferred to GTC as partial repayment of accrued advances. The offering is being conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

NOTE  10  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and six months ended December 31, 2006 and 2005.

                                 Three Months Ended         Six Months Ended
                                    December 31,               December 31,
                              --------------------------------------------------
                                 2006         2005         2006         2005
                              --------------------------------------------------
             REVENUES
     -----------------------
     Telecommunications       $1,095,200   $1,575,031   $2,296,069   $3,394,686
     BPO
       Perfexa-U.S.              199,982       97,803      401,078      164,674
       Perfexa-India                  --           --           --           --
                              --------------------------------------------------
         Total                $1,295,182   $1,672,834   $2,697,147   $3,559,360
                              ==================================================

          COST OF SALES
     -----------------------
     Telecommunications       $  450,926   $  659,889   $  918,060   $1,510,151
     BPO
       Perfexa-U.S.              110,244       61,411      230,476       97,056
       Perfexa-India                  --           --           --           --
                              --------------------------------------------------
         Total                $  561,170   $  721,300   $1,148,536   $1,607,207
                              ==================================================

     OPERATING INCOME/(LOSS)
     -----------------------
     Telecommunications       $    4,826   $  233,909   $   52,587   $  243,754
     BPO
       Perfexa-U.S.               45,823     (161,932)      92,526     (367,102)
       Perfexa-India            (370,343)    (309,373)    (730,568)    (653,452)
                              --------------------------------------------------
         Total                $ (319,694)  $ (237,396)  $ (585,455)  $ (776,800)
                              ==================================================

      CAPITAL EXPENDITURES
     -----------------------
     Telecommunications       $    7,000   $       --   $   28,245   $       --
     BPO
       Perfexa-U.S.                   --           --           --           --
       Perfexa-India                 355        1,612        1,724        1,612
                              --------------------------------------------------
         Total                $    7,355   $    1,612   $   29,969   $    1,612
                              ==================================================

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                         December 31, 2006   June 30, 2006
                         ----------------------------------
           ASSETS
     ------------------
     Telecommunications  $          366,093  $      517,827
     BPO
       Perfexa-U.S.                 178,846          67,254
       Perfexa-India                332,839         393,191
                         ----------------------------------
         Total           $          877,778  $      978,272
                         ==================================

NOTE  11  -  SUBSEQUENT  EVENTS:

On January 11, 2007, the Company, and The Health Network, Inc. ("THN") signed a Letter of Intent to enter into a business combination whereby THN will own approximately 78% and GTC will own approximately 22% of the combined "pre-money" equity of the surviving GTC entity. It is anticipated that a definitive agreement will be entered into during the first quarter of calendar 2007 with the business combination to be consummated before June 30, 2007.

On January 31, 2007, the Company's Board of Directors ("Board") issued, pursuant to the Company's 2001 Stock Incentive Plan, 100,000 shares of common stock valued at $13,500 (the fair market value of the Company's Common Stock on the day of grant) to The Lebrecht Group, the Company's securities counsel in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

Other subsequent events are disclosed elsewhere in these notes to the condensed consolidated financial statements.

NOTE  12-  CORRECTION  OF  MINORITY  INTEREST:

Corrections were made at December 31, 2006 to the Company's calculation of minority interest resulting in the reclassification of certain amounts to minority interest in consolidated subsidiaries, accumulated other comprehensive loss, and accumulated deficit on the balance sheet. Prior periods beginning in the three month period ended September 30, 2005 and all subsequent periods were affected by these corrections which increased the minority interest capital balances and correspondingly allocated additional loss amounts to these minority interest holders. As of December 31, 2006, the overall impact on minority interest holders and shareholders was determined to be minimal and therefore the corrections were made prospectively.

The table below summarizes the effect of the correction of minority interest on prior periods:

                                                       As Previously
Effect of Correction of Minority Interest                Reported       As Corrected     Change
----------------------------------------------------  ---------------  --------------  ----------

At December 31, 2006
--------------------
  -  Minority interest in consolidated subsidiaries   $      182,930   $     176,000   $   6,930

  -  Accumulated other comprehensive income/(loss)    $      108,127   $     (71,026)  $ 179,153
  -  Accumulated deficit                              $  (18,053,330)  $ (17,867,247)  $(186,083)
  -  Total stockholder's deficit                      $   (6,296,442)  $  (6,289,512)  $  (6,930)

Three Months Ended December 31, 2006
  -  Net loss before minority interest                $     (789,740)  $    (789,740)  $      --
  -  Minority interest                                $       15,242   $          --   $  15,242
                                                      ---------------  --------------  ----------
  -  Net loss after minority interest                 $     (774,498)  $    (789,740)  $  15,242
  -  Loss Per Share                                   $        (0.03)  $       (0.03)         --

At September 30, 2006
---------------------
  -  Minority interest in consolidated subsidiaries   $       66,712   $      44,000   $  22,712

  -  Accumulated other comprehensive income/(loss)    $      117,666   $     (61,487)  $ 179,153
  -  Accumulated deficit                              $  (17,278,833)  $ (17,077,508)  $(201,325)
  -  Total stockholder's deficit                      $   (5,524,633)  $  (5,502,461)  $ (22,172)

Three Months Ended September 30, 2006
  -  Net loss before minority interest                $     (728,364)  $    (728,364)  $      --
  -  Minority interest                                $       14,825   $          --   $  14,825
                                                      ---------------  --------------  ----------
  -  Net loss after minority interest                 $     (713,539)  $    (728,364)  $  14,825
  -  Loss Per Share                                   $        (0.02)  $       (0.02)         --

At March 31, 2006
-----------------
  -  Minority interest in consolidated subsidiaries   $       51,752   $      17,759   $  33,993

  -  Accumulated other comprehensive income/(loss)    $      143,787   $     (35,366)  $ 179,153
  -  Accumulated deficit                              $  (15,846,384)  $ (15,633,238)  $(213,146)
  -  Total stockholder's deficit                      $   (4,103,081)  $  (4,069,088)  $ (33,993)

Three Months Ended March 31, 2006
  -  Net loss before minority interest                $     (845,037)  $    (845,037)  $      --
  -  Minority interest                                $       14,669   $      89,898   $ (75,229)
                                                      ---------------  --------------  ----------
  -  Net loss after minority interest                 $     (830,368)  $    (755,139)  $ (75,229)
  -  Loss Per Share                                   $        (0.03)  $       (0.03)         --

At December 31, 2005
--------------------
  -  Minority interest in consolidated subsidiaries   $       66,421   $     107,657   $ (41,236)

  -  Accumulated other comprehensive income/(loss)    $      133,225   $     (45,928)  $ 179,153
  -  Accumulated deficit                              $  (15,016,016)  $ (14,878,099)  $(137,917)
  -  Total stockholder's deficit                      $   (3,294,431)  $  (3,335,667)  $  41,236

Three Months Ended December 31, 2005
  -  Net loss before minority interest                $     (740,507)  $    (740,507)  $      --
  -  Minority interest                                $       13,641   $      78,938   $ (65,297)
                                                      ---------------  --------------  ----------
  -  Net loss after minority interest                 $     (726,866)  $    (661,569)  $ (65,297)
  -  Loss Per Share                                   $        (0.02)  $       (0.02)         --

At September 30, 2005
---------------------
  -  Minority interest in consolidated subsidiaries   $       77,847   $     184,380   $(106,533)

  -  Accumulated other comprehensive income/(loss)    $      151,857   $     (27,296)  $ 179,153
  -  Accumulated deficit                              $  (14,289,150)  $ (14,216,530)  $ (72,620)
  -  Total stockholder's deficit                      $   (2,553,638)  $  (2,660,171)  $ 106,533

Three Months Ended September 30, 2005
  -  Net loss before minority interest                $   (1,021,504)  $  (1,021,504)  $      --
  -  Minority interest                                $       13,253   $      85,873   $ (72,620)
                                                      ---------------  --------------  ----------
  -  Net loss after minority interest                 $   (1,008,251)  $    (935,631)  $ (72,620)
  -  Loss Per Share                                   $        (0.03)  $       (0.03)         --

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     During the three months ended December 31, 2006, due to the reduced profitability of our dial-up Internet access product, the underlying provider of our Internet services began servicing our Internet customers. As a result, we have exited the dial-up Internet access market. There were no significant expenses in relation to exiting this line of business.

     Our revenues consist of revenues from the sale of telecommunications, and BPO services. Telecommunication revenues are generated primarily from monthly recurring charges for wireless service and when customers make wireless and long distance telephone calls from their business or residential telephones. Marketing revenues are generated by the sale of materials, training and support services to assist Shine Wireless independent sales agents in selling new retail customers and enrolling other representatives in the Shine Wireless marketing program. Marketing revenues are reflected as deferred income on the Company's balance sheet and are recognized over the succeeding twelve months. BPO services revenues are billed each month based on a client contract that provides for either a dedicated or per minute rate as the services are rendered.

     Cost of sales consists of telecommunications service costs and BPO services. Wireless and long distance telecommunications service costs are based on our customers' wireless and long distance usage. We pay our carriers based on the type of call, time of call, duration of call, the terminating telephone number, and terms of our contract in effect at the time of the call. Shine Wireless cost of sales include bonuses paid to independent sales agents for acquiring new retail wireless customers, as well as the cost of sales materials, salaries and wages of marketing department personnel, services required to support the independent sales agents, and other directly identifiable support costs. BPO service cost of sales consists of labor and its related support costs directly associated with a service contract. General and administrative expenses consist of the cost of customer acquisition (including costs paid for third-party verification), customer service, billing, cost of information systems and personnel required to support our operations and growth. Shine Wireless general and administrative expenses consist of residual commissions paid on continuing wireless telephone usage, and typical indirect cost allocations, such as floor space and supporting departments.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

     REVENUES - Revenues decreased by $377,652 or 22.6% to $1,295,182 in the three months ended December 31, 2006 from $1,672,834 in the three months ended December 31, 2005. The decrease was due to a decrease in telecommunications revenues of $479,831, offset partially by the increase in BPO revenues of $102,179. As of December 31, 2006, we had 50,003 telecommunications customers with usage of long distance services of approximately 15,101,000 minutes for the three months ended December 31, 2006 as compared with 84,992 long distance customers as of December 31, 2005, with usage of long distance services of approximately 20,147,000 minutes for the three months ended December 31, 2005.

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

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. In 2004, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $199,982 and $97,803 for the three months ended December 31, 2006 and 2005, respectively.

     COST OF SALES - Cost of sales decreased by $160,130 or 22.2% to $561,170 in the three months ended December 31, 2006 from $721,300 in the three months ended December 31, 2005. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $208,963. In addition, for the three months ended December 31, 2006, the costs associated with BPO services increased $48,833. As a percentage of revenue, cost of sales decreased to 43.3% from 43.1%, resulting in a gross margin of 56.7% as compared to 56.9% for the three months ended December 31, 2006 and 2005, respectively.

     Perfexa incurred third-party cost of sales of $110,244 and $61,411 for the three months ended December 31, 2006 and 2005, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $135,224 or 11.4% to $1,053,706 in the three months ended December 31, 2006 from $1,188,930 in the three months ended December 31, 2005 primarily due to our reduction in bad debt expense as well as a reduction in our number of employees resulting in lower salaries.

     Operating expenses, individually net of Perfexa related costs, for the three months ended December 31, 2006 were comprised primarily of $248,336 in payroll and related expenses paid to employees; billing related costs of $103,032; rent of $35,740; bad debt of $5,933; depreciation expense of $8,721; and $237,686 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, and audit and legal costs.

     Perfexa related operating expenses for the three months ended December 31, 2006 were comprised primarily of $312,525 in payroll and related expenses paid to employees; rent of $66,960; depreciation expense of $24,926; and $164,545 of other operating expenses, primarily, office maintenance and supplies, offset primarily by corporate expense allocations of $154,698.

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

     INTEREST EXPENSE - Net interest expense increased by $3,496 to $500,856 for the three months ended December 31, 2006 from $497,360 for the three months ended December 31, 2005. The increase was primarily due to additional interest associated with our default on our convertible notes.

     NET LOSS - Net loss was $789,740 or $0.03 loss per common share for the three months ended December 31, 2006, from a net loss of $661,569, or $0.02 loss per common share, for the three months ended December 31, 2005, a change of $128,171.

     ASSETS AND LIABILITIES - Assets decreased by $100,494 to $877,778 as of December 31, 2006 from $978,272 as of June 30, 2006. The decrease was due to net decreases in cash of $59,617, and property and equipment of $52,332, net of increases in accounts receivable of $4,972, prepaid expenses of $1,252, and other assets of $5,231. Liabilities increased by $1,257,139 to $6,991,290 as of December 31, 2006 from $5,734,151 as of June 30, 2006. The increase was due to increases in accounts payable and accrued expenses of $585,002, primarily for amounts owed to Sprint (associated with customer usage), payroll and payroll related liabilities of $132,794, notes payable of $515,249, obligations under capital lease of $19,994, and deferred income of $4,100; associated with the decrease in telecommunications service costs, and customer services operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $1,533,633 to $6,289,512 as of December 31, 2006 from $4,755,879 as of June 30, 2006. The increase  was  attributable  to a net loss of $1,518,104 in the six months ended
December 31, 2006; a cumulative translation adjustment of $26,617, and a decrease in additional paid-in capital related to an adjustment to the estimated value of common shares previously issued to a consultant for services being provided through the current quarter of $10,412, net of an increase related to employee share-based compensation of $21,500.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2005

     REVENUES - Revenues decreased by $862,213 or 24.2% to $2,697,147 in the six months ended December 31, 2006 from $3,559,360 in the six months ended December 31, 2005. The decrease was due to a decrease in telecommunications revenues of $1,098,617, offset partially by the increase in BPO revenues of $236,404. As of December 31, 2006, we had 50,003 telecommunications customers with usage of long distance services of approximately 30,827,000 minutes for the six months ended December 31, 2006 as compared with 84,992 long distance customers as of December 31, 2005, with usage of long distance services of approximately 42,106,000 minutes for the six months ended December 31, 2005.

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

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. In 2004, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $401,078 and $164,674 for the six months ended December 31, 2006 and 2005, respectively.

     COST OF SALES - Cost of sales decreased by $458,671 or 28.5% to $1,148,536 in the six months ended December 31, 2006 from $1,607,207 in the six months ended December 31, 2005. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $592,091 for the six months ended December 31, 2006. In addition, for the six months ended December 31, 2006, the costs associated with BPO services increased $133,420. As a percentage of revenue, cost of sales decreased to 42.6% from 45.2% resulting in a gross margin of 57.4% as compared to 54.8% for the six months ended December 31, 2006 and 2005, respectively.

     Perfexa incurred third-party cost of sales of $230,476 and $97,056 for the six months ended December 31, 2006 and 2005, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $594,887 or 21.8% to $2,134,066 in the six months ended December 31, 2006 from $2,728,953 in the six months ended December 31, 2005 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

     Operating expenses, individually net of Perfexa related costs, for the six months ended December 31, 2006 were comprised primarily of $459,615 in payroll and related expenses paid to employees; billing related costs of $218,038; rent of $67,057; bad debt of $17,510; depreciation expense of $20,930; and $542,272 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, and audit and legal costs.

     Perfexa related operating expenses for the six months ended December 31, 2006 were comprised primarily of $645,157 in payroll and related expenses paid to employees; rent of $132,334; depreciation expense of $61,693; and $346,959 of other operating expenses, primarily office maintenance and supplies, offset primarily by corporate expense allocations of $377,499.

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

     INTEREST EXPENSE - Net interest expense increased by $11,470 to $988,885 for the six months ended December 31, 2006 from $977,415 for the six months ended December 31, 2005. The increase was primarily due to additional interest associated with our default on our convertible notes.

     NET LOSS - Net loss decreased $79,096 to $1,518,104 or $0.05 loss per common share for the six months ended December 31, 2006, from a net loss of $1,597,200, or $0.06 loss per common share, for the six months ended December 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     GENERAL - We do not have sufficient cash flow from operations to meet all of our monthly operating expenses, service our outstanding debts, or to fund our contingent liabilities. Over the past year, we have relied upon short-term financings to meet our cash requirements. Currently, we have short-term debt of approximately $3,100,000. We will need to either restructure this debt on more favorable terms, increase revenues in order to meet these obligations, or acquire alternative financing.

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $102,516 for the six months ended December 31, 2006 was primarily due to net loss of $1,518,104, change in fair value of derivative of $31,000, and the fair market value of stock issued for services of $10,412, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $585,002, accrued payroll and related taxes of $132,794, and deferred income of $4,100, and decreases in accounts receivable and other current assets of $55,657, offset partially by the loss on sale of equipment of $13,873; the amortization of debt discount of $655,255; depreciation and amortization expense of $82,623; and the increase in bad debt expense related to accounts receivable of $17,510 and $21,500 related to employee share-based compensation.

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $1,724 for the six months ended December 31, 2006 funded purchases of property and equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $58,743 in the six months ended December 31, 2006 was primarily due to borrowing on notes payable of $51,710, and net proceeds from the issuance of stock of subsidiary totaling $176,000, offset by principal repayments on notes payable of $160,716, and principal repayments under capital lease obligations of $8,251.

     OUTSTANDING DEBT OBLIGATIONS AND RECENT DEBT RESTRUCTURINGS - On August 22, 2006, we borrowed $50,000 from an unrelated third party, for working capital purposes. The note provides that we will repay a total of $60,000 by making eight weekly payments of $7,500 beginning the week of September 18, 2006. We are currently in default on this note and we are in discussions with the noteholder to restructure the remaining payments. As of the date of this filing, there is $11,250 outstanding under the note.

     On May 9, 2006, we borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides that we will repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006. We are currently in default on this note and we are in discussions with the noteholder to restructure the remaining payments. As of the date of this filing, there is $75,000 outstanding under the note.

     In March 2006, we converted $140,000 of a payable due to a third party into a term note payable. The note provides that we will make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid. As of the date of this report, we have made all payments as required by this note.

     In May and July 2005, we entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. In May 2006, we entered into an additional subscription agreement with a member from the same investor group for principal of $117,647, resulting in gross proceeds of $100,000. This borrowing has terms that are substantially the same as those described above. Currently, we are in default under the terms of some of these convertible notes. As a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by us. The note holders have orally agreed to defer payments due under the Convertible Notes while the Company attempts to renegotiate the repayment terms of the notes with the holders. However, in exchange for agreeing to defer these payments, the note holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note.

     On February 1, 2007, due to the fact we were in default under the terms of the Convertible Notes, we agreed to allow each of the holders of the Class A Warrants to exercise up to 20% of their Class A Warrants at an exercise price of $0.03 per share on a cashless exercise basis. Under this special provision, the holders had until the close of business on Friday, February 2, 2007, to give us an executed notice of exercise evidencing their intent to exercise the warrants under this provision. Six of the warrant holders sent us executed notices of exercise evidencing their intent to exercise a portion of their Class A Warrants into a total of 2,400,000 shares of our common stock. These exercises were executed at an exercise price of $0.03 and on a cashless basis, therefore, after taking into account the cashless exercise, the warrant holders received a total of 1,885,716 shares of our common stock. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the note holders are accredited investors.

     We are currently in discussions with the Convertible Note holders to allow them to exercise up to an additional 15% of the Class A Warrants at an exercise price of $0.03 per share on a cashless basis.

     In May 2005, we restructured $927,524 in amounts due on a past due note payable and corresponding accrued interest and penalties into a new long term note payable, principal amount $1,200,000. The new note accrues simple interest in the amount of 12% per annum. We are obligated to pay accrued interest monthly, but then only if, after deducting all then current obligations, we at that time have at least $300,000 in available cash. We are currently in default on this note and we are in discussions with the noteholder to restructure the terms of the note.

     On June 8, 2004, we borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. In November 2005, we restructured the note. Under the revised terms, we are required to make weekly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. As of the date of this report, there is approximately $16,000 outstanding under the note. We are currently in default on this note and we are in discussions with the noteholder to restructure the remaining payments.

     On October 2, 2002, we borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, we restructured the note. Under the revised terms, we are required to make weekly payments of $1,000 until the outstanding balance is repaid. As of the date of this filing, there is $1,000 outstanding under the note. We are currently in default on this note and we are in discussions with the noteholder to restructure the remaining payments.

     We maintain a revolving line of credit of $70,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $418, including interest at a rate of approximately 14.6%. The total outstanding balance on the revolving line of credit was $23,137 and is included in notes payable in the accompanying condensed consolidated balance sheet at December 31, 2006. As of the date of this report, we have made all payments as required in the revolving line of credit.

     EQUITY FINANCING - In January 2006, we entered into a one year agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, we agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement. At December 31, 2006, the Company estimated the current value of the shares to be $11,900.

     On January 31, 2007, the Company's Board of Directors ("Board") issued, pursuant to the Company's 2001 Stock Incentive Plan, 100,000 shares of common stock valued at $13,500 (the fair market value of the Company's Common Stock on the day of grant) to The Lebrecht Group, the Company's securities counsel in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

     INTERCOMPANY ACTIVITIES

     Perfexa Subsidiary - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of December 31, 2006, we have advanced Perfexa-U.S. $7,513,687 in cash and equipment, of which $661,504 was for the purchase of equipment and $6,852,183 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of December 31, 2006, Perfexa-U.S. has billed us $5,013,253 for such services.

     As of December 31, 2006, Perfexa-U.S. owes us $4,146,247, net of $434,690 repaid by Perfexa-U.S. from funds raised and $5,013,253 in amounts billed for services rendered.

     Shine Wireless - Since inception, Shine Wireless has relied upon us and Perfexa for funding and for administrative services required in the development of their business plan. Shine Wireless is obligated to reimburse Perfexa and us for such advances and their share of such expenses. As of December 31, 2006, Perfexa and us have advanced Shine Wireless $816 and $158,049, respectively, for operating expenses. In addition, Perfexa and us have allocated $147,023 and $403,593, respectively, of shared administrative expenses to Shine Wireless. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Shine Wireless and Perfexa-US, Perfexa provides call center and IT development services to Shine Wireless on a cost plus 5% basis. As of December 31, 2006, Perfexa-U.S. has billed Shine Wireless $147,839 for such services. No amounts have been repaid.

     Pursuant to a Master Services Agreement between Shine Wireless and us, we provide general management services. As of December 31, 2006, we have billed Shine Wireless $561,642 for such services.

     As of December 31, 2006, Shine Wireless owes us $406,642, net of $155,000 repaid by Shine Wireless from funds raised and $561,642 in amounts billed for services rendered.

All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS COMBINATION

     On January 11, 2007, the Company, and The Health Network, Inc. ("THN") signed a Letter of Intent to enter into a business combination whereby THN will own approximately 78% and GTC will own approximately 22% of the combined
"pre-money" equity of the surviving GTC entity. It is anticipated that a definitive agreement will be entered into during the first quarter of calendar 2007 with the business combination to be consummated before June 30, 2007.

PERFEXA SOLUTIONS

     CONTINGENT LIABILITY - Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $103,000. We believe that it is not probable that we will have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

     NOTE PAYABLE - On October 18, 2006, Perfexa India borrowed 1,890,000 Rs (approximately $42,000) for working capital purposes from an unrelated third party. The note provides for weekly interest payments of 47,250 Rs (approximately $1,050) beginning October 23, 2006 until the note is repaid upon maturity at January 15, 2007. In the event of default, the noteholder shall be entitled to weekly interest payments of 94,500 Rs (approximately $2,100) until the note is repaid. We are currently in default on this note and we are in discussions with the noteholder to restructure the note. The note is unsecured and no payments have been made.

SHINE WIRELESS

     On August 28, 2006, Shine Wireless initiated a private placement offering of 1,000,000 shares of Shine Wireless's restricted common stock at a price of $1.00 per share. As of the date of this filing, Shine Wireless has sold 400,000 shares pursuant to this offering, resulting in cash of $352,000, net of offering costs of $48,000, which was transferred to us as partial repayment of accrued advances. The offering is being conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

STOCK OPTIONS

     On December 4, 2006, our Board granted, pursuant to our Stock Incentive Plan ("SIP"), Incentive Stock Options (as defined by the SIP Plan), to purchase an aggregate of 1,675,000 shares of our common stock at an exercise price of $0.04 per share (the fair market value of our common stock on the day of grant), to certain of our employees. The options vest; (i) 1/3 when we have $750,000 of monthly revenue, (ii) 1/3 when we have $1,000,000 of monthly revenue, and (iii) 1/3 when we have $1,500,000 of monthly revenue. No compensation expense has been recorded pursuant to these option grants as the vesting contingencies have not been met.

     On December 4, 2006, our Board granted options to purchase an aggregate of 1,675,000 shares of our restricted common stock at an exercise price of $0.04 per share (the fair market value of our common stock on the day of grant), to certain of our employees. The options vest; (i) 1/3 when we have $750,000 of monthly revenue, (ii) 1/3 when we have $1,000,000 of monthly revenue, and (iii) 1/3 when we have $1,500,000 of monthly revenue. No compensation expense has been recorded pursuant to these option grants as the vesting contingencies have not been met.

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

     STOCK-BASED COMPENSATION - At December 31, 2006, the Company had two approved stock-based employee compensation plans.

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

     For the three and six months ended December 31, 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $9,250 and $21,500, respectively, with a corresponding increase in the Company's loss from continuing operations, loss before provision for income taxes and net loss resulting from the first-time recognition of compensation expense associated with employee stock options.

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

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As previously discussed, at December 31, 2006, we have convertible notes in the amount of $2,117,647. Currently, we are in default under the terms of some of these convertible notes. Under these notes in default, as a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by us. For the notes that we are currently in default, the holders have orally agreed to defer payments due under those notes while we attempt to renegotiate the repayment terms of the notes with the holder. However, in exchange for agreeing to defer these payments, the holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note. However, there can be no guarantees that we will be successful in our efforts to renegotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders for a vote during the three month period ended December 31, 2006.

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


Dated: February 19, 2007