Form 10QSB/A
period 2006-03-31
GTC TELECOM CORP
filed 2007-04-23
CIK 1081919

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

Yes [ ] No [X]

INDEX.

                                              PART I
                                      FINANCIAL INFORMATION


Item 1.  Financial Statements.
         Condensed Consolidated Balance Sheet at March 31, 2006 (Unaudited) - As Restated

         Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
             for the three and nine months ended March 31, 2006 and 2005 - As Restated

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
             March 31, 2006 and 2005 - As Restated

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

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

                                EXPLANATORY NOTE

     This First Amended Quarterly Report on Form 10-QSB/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended March 31, 2006; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB previously filed on May 13, 2006. This restatement is necessary due to the fact that in our original filing, the stock of our subsidiary, Perfexa India, that is owned by our principals and employees was classified as affiliate-owned and included with majority-owned stock. However, upon further review by our management, we believe a more accurate classification of this stock ownership is as unaffiliated stock and included with minority owned stock. As a result, our management decided to restate our financial statements to reflect this reclassification.

This First Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006 amends and restates only those items of the previously filed Quarterly Report on Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 11 to our Consolidated Financial Statements included in Part I - Item I. No other information contained in our previously filed Form 10-QSB for the quarter ended March 31, 2006 has been updated or amended.

ITEM 1. FINANCIAL STATEMENTS

                                GTC TELECOM CORP.
               CONDENSED CONSOLIDATED BALANCE SHEET - AS RESTATED


                                                                      March 31,
                                                                        2006
                                                                    -------------
                                                                     (Unaudited)
ASSETS
  Cash                                                              $        500
  Accounts receivable, net of allowance for doubtful accounts of
    approximately $9,000 at March 31, 2006                               421,480
  Deposits                                                                30,822
  Prepaid expenses                                                        27,271
                                                                    -------------
    Total current assets                                                 480,073

Property and equipment, net                                              414,959
Other assets                                                              82,669
                                                                    -------------

    Total assets                                                    $    977,701
                                                                    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                             $  2,244,537
  Accrued payroll and related taxes                                      328,841
  Obligation under capital leases                                         10,210
  Notes payable, net of discounts totaling $1,001,668                  2,361,983
  Deferred income                                                          4,560
                                                                    -------------
    Total current liabilities                                          4,950,131

Long-term liabilities:
  Obligation under capital leases, net of current portion                 13,476
  Notes payable, net of current portion                                   65,423
                                                                    -------------
    Total Liabilities                                                  5,029,030

Commitments and contingencies

Minority interest in consolidated subsidiary                             274,970

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                               --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    30,034,446 shares issued and outstanding at March 31, 2006            30,034
  Additional paid-in-capital                                          11,629,788
  Note receivable officer                                                (60,306)
  Accumulated other comprehensive income                                   82,451
  Accumulated deficit                                                (16,008,266)
                                                                    -------------
    Total stockholders' deficit                                       (4,326,299)
                                                                    -------------

    Total liabilities and stockholders' deficit                     $    977,701
                                                                    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        GTC TELECOM CORP.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE LOSS - AS RESTATED
                                                           (UNAUDITED)

                                                                    Three Months Ended                 Nine Months Ended
                                                                         March 31,                         March 31,
                                                              ------------------------------------------------------------------
                                                                   2006             2005             2006             2005
                                                              ------------------------------------------------------------------
Revenues:
  Telecommunications                                          $    1,373,655   $    2,153,735   $    4,557,182   $    6,085,513
  Internet services                                                   85,856          136,669          297,015          443,018
  BPO services                                                       157,875           47,668          322,549          129,560
                                                              ------------------------------------------------------------------
    Total revenues                                                 1,617,386        2,338,072        5,176,746        6,658,091
                                                              ------------------------------------------------------------------

Cost of sales:
  Telecommunications                                                 599,780          904,222        2,048,237        2,772,196
  Internet services                                                   25,449           40,676           87,143          139,903
  BPO services                                                        75,939           28,728          172,995           86,184
                                                              ------------------------------------------------------------------
    Total cost of sales                                              701,168          973,626        2,308,375        2,998,283
                                                              ------------------------------------------------------------------

Gross profit                                                         916,218        1,364,446        2,868,371        3,659,808
                                                              ------------------------------------------------------------------

Operating expenses:
  Payroll and related                                                602,533          575,271        1,740,414        1,765,572
  Selling, general, and administrative                               701,715          995,977        2,383,332        2,775,461
                                                              ------------------------------------------------------------------
    Total operating expenses                                       1,304,248        1,571,248        4,123,746        4,541,033
                                                              ------------------------------------------------------------------

Operating loss                                                      (388,030)        (206,802)      (1,255,375)        (881,225)

Interest expense, net                                               (472,033)        (270,941)      (1,449,448)        (851,021)
Other Income, net                                                     13,540               --            1,475               --
                                                              ------------------------------------------------------------------


Loss before provision for income taxes and minority interest        (846,523)        (477,743)      (2,703,348)      (1,732,246)

Provision for income taxes                                               907            1,833            8,703            9,369
                                                              ------------------------------------------------------------------

Loss before minority interest                                       (847,430)        (479,576)      (2,712,051)      (1,741,615)

Minority interest in loss of consolidated subsidiaries, net
  of taxes                                                           (16,024)           9,797            1,612           42,818
                                                              ------------------------------------------------------------------

Net loss available to common stockholders                           (863,454)        (469,779)      (2,710,439)      (1,698,797)

Foreign currency translation adjustment                               12,955           (3,337)         (23,853)         (32,741)
                                                              ------------------------------------------------------------------

Comprehensive loss                                            $     (850,499)  $     (473,116)  $   (2,734,298)  $   (1,731,538)
                                                              ==================================================================

Basic and diluted net loss available to common
  stockholders per common share                               $        (0.03)  $        (0.02)  $        (0.09)  $        (0.07)
                                                              ==================================================================

Basic and diluted weighted average common shares
  outstanding                                                     29,960,557       23,426,622       29,708,587       22,713,575
                                                              ==================================================================

                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       GTC TELECOM CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - AS RESTATED
                                          (UNAUDITED)

                                                                       Nine Months Ended
                                                                           March 31,
                                                                ------------------------------
                                                                     2006            2005
                                                                ------------------------------
Cash Flows From Operating Activities:
Net loss                                                        $  (2,710,439)  $  (1,698,797)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
  Depreciation and amortization                                       217,663         227,951
  Bad debt expense                                                    328,171         287,304
  Amortization of debt discount                                     1,106,874              --
  Loss on sale of equipment                                            10,286              --
  Foreign Currency transaction loss                                    16,943              --
  Estimated fair market value of stock issued for services             11,156              --
  Estimated fair market value of stock in subsidiary issued
    to employees for compensation                                      93,715              --
  Estimated fair market value of stock issued in
    connection with notes payable                                       4,705          20,827
  Estimated fair market value of options granted to
    employees for compensation                                             --          82,687
  Minority interest in loss of consolidated subsidiaries               (1,612)        (42,818)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                       95,489        (481,767)
    Accounts payable and accrued expenses                             110,032       1,628,843
    Accrued payroll and related taxes                                  94,981          18,490
                                                                ------------------------------

Net cash provided by/(used in) operating activities                  (622,036)         42,720
                                                                ------------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                   (15,025)        (29,463)
                                                                ------------------------------

Net cash used in investing activities                                 (15,025)        (29,463)
                                                                ------------------------------

Cash Flows From Financing Activities:
Principal repayments on notes payable                                (334,879)        (80,491)
Principal payments under capital lease obligations                     (7,848)        (10,641)
Principal borrowings on notes payable, net of fees of $141,825        875,425              --
Proceeds from issuance of stock of subsidiary                          93,315              --
Proceeds from sale of stock                                                --          60,000
                                                                ------------------------------

Net cash provided by/(used in) financing activities                   626,013         (31,132)
                                                                ------------------------------

Effect of exchange rate on cash                                        11,048         (32,741)
                                                                ------------------------------

Net decrease in cash                                                       --         (50,616)

Cash at beginning of period                                               500          73,572
                                                                ------------------------------

Cash at end of period                                           $         500   $      22,956
                                                                ==============================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                        $14,184  $6,902
                                                    =======  ======
    Income taxes                                    $ 8,703  $9,369
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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company has negative working capital of $4,470,058, an accumulated deficit of $16,008,266, and a stockholders' deficit of $4,326,299. In addition, through March 31, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company hopes to increase revenues from additional revenue sources and/or increase margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In addition, approximately 25% of Perfexa India is owned by outside investors as of March 31, 2006. See Note 8 below for additional information.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $23,859 and $32,741 for the nine months ended March 31, 2006 and 2005, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transactions losses included in other income on the accompanying condensed consolidated statements of operations totaled $16,943 and $0 for the nine months ended March 31, 2006 and 2005, respectively.

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

                                                                   Three Months Ended               Nine Months Ended
                                                                        March 31,                       March 31,
                                                             --------------------------------------------------------------
                                                                  2006            2005            2006            2005
                                                             --------------------------------------------------------------
Net loss available to common stockholders:
    As reported                                              $    (863,454)  $    (469,779)  $  (2,710,439)  $  (1,698,797)
    Deduct total stock-based employee compensation expense
      determined under fair based method for all awards            (33,000)        (69,000)        (99,000)       (183,000)
                                                             --------------  --------------  --------------  --------------

    Pro-forma                                                $    (896,454)  $    (538,779)  $  (2,809,439)  $  (1,881,797)
                                                             ==============  ==============  ==============  ==============

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $       (0.03)  $       (0.02)  $       (0.09)  $       (0.07)
                                                             ==============  ==============  ==============  ==============

    Pro-forma                                                $       (0.03)  $       (0.02)  $       (0.09)  $       (0.08)
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

The following table sets forth the computation of basic and diluted loss per common share:

                                                                       Three Months Ended              Nine Months Ended
                                                                            March 31,                       March 31,
                                                                 --------------------------------------------------------------
                                                                      2006            2005            2006            2005
                                                                 --------------------------------------------------------------
Net loss available to common stockholders                        $    (863,454)  $    (469,779)  $  (2,710,439)  $  (1,698,797)
                                                                 ==============================================================

Weighted average number of common shares outstanding                29,960,557      23,426,622      29,708,587      22,713,575
Incremental shares from the assumed exercise of dilutive stock
options, warrants and convertible debt                                      --              --              --              --
                                                                 --------------------------------------------------------------
Dilutive common shares                                              29,960,557      22,426,622      29,708,587      22,713,575
                                                                 ==============================================================

Basic and diluted net loss available to common stockholders per
common share                                                     $       (0.03)  $       (0.02)  $       (0.09)  $       (0.07)
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

                                            Three Months Ended              Nine Months Ended
                                                 March 31,                      March 31,
                                      --------------------------------------------------------------
                                           2006            2005            2006            2005
                                      --------------------------------------------------------------
             REVENUES
             --------
    Telecommunications and Internet   $   1,459,511   $   2,290,404   $   4,854,197   $   6,528,531
    BPO
      Perfexa-U.S.                          157,875          47,668         322,549         129,560
      Perfexa-India                              --              --              --              --
                                      --------------  --------------  --------------  --------------
        Total                         $   1,617,386   $   2,338,072   $   5,176,746   $   6,658,091
                                      ==============  ==============  ==============  ==============

          COST OF SALES
          -------------
    Telecommunications and Internet   $     625,229   $     944,898   $   2,135,380   $   2,912,099
    BPO
      Perfexa-U.S.                           75,939          28,728         172,995          86,184
      Perfexa-India                              --              --              --              --
                                      --------------  --------------  --------------  --------------
        Total                         $     701,168   $     973,626   $   2,308,375   $   2,998,283
                                      ==============  ==============  ==============  ==============

     OPERATING INCOME/(LOSS)
     -----------------------
    Telecommunications and Internet   $      98,393   $     359,007   $     342,147   $     787,949
    BPO


      Perfexa-U.S.                         (111,577)       (241,115)       (569,224)       (730,078)
      Perfexa-India                        (374,846)       (324,694)     (1,028,298)       (939,096)
                                      --------------  --------------  --------------  --------------
        Total                         $    (388,030)  $    (206,802)  $  (1,255,375)  $    (881,225)
                                      ==============  ==============  ==============  ==============

        CAPITAL EXPENDITURES
        --------------------
    Telecommunications and Internet   $          --   $      16,239   $          --   $      40,849
    BPO
      Perfexa-U.S.                               --           1,293              --           1,293
      Perfexa-India                          13,413              --          15,025          24,446
                                      --------------  --------------  --------------  --------------
        Total                         $      13,413   $      17,532   $      15,025   $      66,588
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

NOTE 11 - RESTATEMENT:

Subsequent to February 21, 2007 and after the Company had filed its Quarterly Report on Form 10-QSB for the three and nine month periods ended March 31, 2006 and 2005, management determined the stock of Perfexa India, one of the Company's subsidiaries, that is owned by its principals and employees should be included with minority interest. Additionally, we noted that certain of those shares were issued to such employees for services and the fair value of such services was not correctly recorded. Finally, the Company was not correctly recording foreign currency transactions gains and losses for receivables and payables denominated in foreign currencies. The effect of these corrections increased the minority interest capital balances and correspondingly allocated additional amounts to these minority interest holders. These corrections resulted in changes to net loss before minority interest, minority interest in consolidated subsidiaries, the minority interest holders balance, accumulated other comprehensive loss, and accumulated deficit. Accordingly, the accompanying consolidated balance sheet and statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

                                                       As Previously    Retroactive
     Effect of Correction of Minority Interest            Reported       Adjustment    As Restated
----------------------------------------------------  ---------------------------------------------
At March 31, 2006
-----------------
  -  Minority interest in consolidated subsidiaries   $       51,752   $    223,218   $    274,970

  -  Accumulated other comprehensive income/(loss)    $      143,787   $    (61,336)  $     82,451
  -  Accumulated deficit                              $  (15,846,384)  $   (161,882)  $(16,008,266)
  -  Total stockholder's deficit                      $   (4,103,081)  $   (223,218)  $ (4,326,299)

Three Months Ended March 31, 2006
---------------------------------
  -  Net loss before minority interest                $     (845,037)  $     (2,393)  $   (847,430)
  -  Minority interest                                $       14,669   $    (30,693)  $    (16,024)
                                                      ---------------------------------------------
  -  Net loss available to common stockholders        $     (830,368)  $    (33,086)  $   (863,454)
  -  Foreign currency translation                     $       10,562   $      2,393   $     12,955
                                                      ---------------------------------------------
  -  Comprehensive loss                               $     (819,806)  $    (30,693)  $   (850,499)
  -  Loss Per Share                                   $        (0.03)  $         --   $      (0.03)

Nine Months Ended March 31, 2006
--------------------------------
  -  Net loss before minority interest                $   (2,607,048)  $   (105,003)  $ (2,712,051)
  -  Minority interest                                $       41,563   $    (39,951)  $      1,612
                                                      ---------------------------------------------
  -  Net loss available to common stockholders        $   (2,565,485)  $   (144,954)  $ (2,710,439)
  -  Foreign currency translation                     $      (31,035)  $      7,176   $    (23,859)
                                                      ---------------------------------------------
  -  Comprehensive loss                               $   (2,596,520)  $   (137,778)  $ (2,734,298)
  -  Loss Per Share                                   $        (0.09)  $         --   $      (0.09)

The reclassification adjustments described above do not affect the previously reported balance sheet or results of operations for the three and nine months ended March 31, 2005.

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

     OPERATING EXPENSES - Operating expenses decreased by $267,000 or 17.0% to $1,304,248 in the three months ended March 31, 2006 from $1,571,248 in the three months ended March 31, 2005 primarily due to the Company's reduction in revenues.

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

     Perfexa related operating expenses for the three months ended March 31, 2006 were comprised primarily of $396,771 in payroll and related expenses paid to employees; rent of $67,037; depreciation expense of $57,642; and $47,376 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

     NET LOSS - Net loss increased $393,675 to $863,454 or $0.03 loss per common share for the three months ended March 31, 2006, from a net loss of $469,779, or $0.02 loss per common share, for the three months ended March 31, 2005.

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

     STOCKHOLDERS'  DEFICIT  -  Stockholders' deficit increased by $1,943,437 to
$4,326,299  as  of  March  31,  2006  from  $2,382,862 as of June 30, 2005.  The increase was attributable to a net loss of $2,710,439 in the nine months ended March 31, 2006; and a cumulative translation adjustment of $23,859, net of an increase in the fair market value of stock issued pursuant to notes payable of $775,000, the fair market value of stock issued for services of $11,156, and the fair market value of stock issued in connection with notes payable of $4,705.

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

OPERATING EXPENSES - Operating expenses decreased by $417,287 or 9.2% to $4,123,746 in the nine months ended March 31, 2006 from $4,541,033 in the nine months ended March 31, 2005 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

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

Perfexa related operating expenses for the nine months ended March 31, 2006 were comprised primarily of $1,059,496 in payroll and related expenses paid to employees; rent of $185,963; depreciation expense of $172,067; and $329,550 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

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

NET LOSS - Net loss increased $1,011,642 to $2,710,439 or $0.09 loss per common share for the nine months ended March 31, 2006, from a net loss of $1,698,797, or $0.07 loss per common share, for the nine months ended March 31, 2005.

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

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $622,036 for the nine months ended March 31, 2006 was primarily due to net loss of $2,710,439; minority interest of $1,612, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $110,032, accrued payroll and related taxes of $94,981, and accounts receivable and other current assets of $95,489; the loss on sale of equipment of $10,286; the amortization of debt discount of $1,106,874; depreciation and amortization expense of $217,663; the increase in bad debt expense related to accounts receivable of $328,171; the estimated fair market value of stock in subsidiary issued to employees for compensation of $93,715, foreign currency transaction loss of $16,943, the fair market value of stock issued for services of $11,156, and the fair market value of stock issued in connection with notes payable of $4,705.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

     In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness which has caused us to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. During the course of the review of our six months ended December 31, 2006, we discovered an error in our financial statements in our quarterly report for the period ended December 31, 2006 as disclosed in our Form 8-K filed on February 20, 2007. As a result of this error, we restated our interim quarters ended September 30, 2005, December 31, 2005, and March 31, 2006; the fiscal year ended June 30, 2006; the interim quarter ended September 30, 2006; and the interim quarter ended December 31, 2006. Our conclusion to restate the above periods, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended March 31, 2006 and constituted a material weakness.

     To address this material weakness, we performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation  of  Material  Weakness

     To remediate the material weakness in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to alleviate this weakness.

Changes  in  Internal  Control  over  Financial  Reporting

     Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 10, 2007