Form 10KSB/A
period 2006-06-30
GTC TELECOM CORP
filed 2007-04-23
CIK 1081919

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

None.

     Transitional Small Business Disclosure Format (check one):

     Yes            No    X
          -----         -----

                                EXPLANATORY NOTE

This First Amended Annual Report on Form 10-KSB/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the fiscal year ended June 30, 2006 and the effects of that restatement for the quarters ended September 30, 2005, December 31, 2005, and March 31, 2006; and amends Items 6 and 7 of Part II of our Annual Report on Form 10-KSB previously filed on October 13, 2006. This restatement is necessary due to the fact that in our original filing, the stock of our subsidiary, Perfexa India, that is owned by our principals and employees was classified as affiliate-owned and included with majority-owned stock. However, upon further review by our management, we believe a more accurate classification of this stock ownership is as unaffiliated stock and included with minority owned stock. As a result, our management decided to restate our financial statements to reflect this reclassification.

This First Amended Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2006 amends and restates only those items of the previously filed Annual Report on Form 10-KSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 15 to our Consolidated Financial Statements included in Part II - Item 7. No other information contained in our previously filed Form 10-KSB for the year ended June 30, 2006 has been updated or amended.

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

     YOU MAY BE UNABLE TO EFFECTIVELY EVALUATE THE BUSINESS OF OUR PERFEXA SUBSIDIARY BECAUSE PERFEXA'S OUTSOURCED CALL CENTER AND INFORMATION TECHNOLOGY SERVICE BUSINESS HAS EXISTED FOR ONLY A SHORT PERIOD OF TIME. Perfexa-U.S. was originally incorporated on October 3, 2000 as GTC Wireless, Inc. and was inactive until September 13, 2002 when it changed its name to Perfexa Solutions, Inc. Perfexa-U.S. owns 75% of the issued and outstanding capital stock of Perfexa Solutions Pvt. Ltd., a corporation formed under the laws of the Republic of India. Perfexa develops and markets offshore outsourced call center solutions and information technology services to small and medium size companies and does not have an established operating history. Accordingly, you can evaluate Perfexa's business, and therefore its future prospects, based only its very limited operating history. In addition, you must consider Perfexa's prospects in light of the risks, expenses, and difficulties frequently encountered in the establishment of a new business in a rapidly evolving market.

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

RESULTS OF OPERATIONS OF THE COMPANY

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

                                 Year Ended       Year Ended    Percentage
                                June 30, 2006   June 30, 2005     Change

          Revenue              $    6,676,100   $    9,022,850        26.0%
          Cost of Sales             2,944,102        4,064,939        27.6%
          Operating Expenses        5,247,949        6,473,018        20.4%
          Interest Expense          1,960,333        1,122,756        74.6%
          Net Income (Loss)        (3,407,642)       3,697,674       192.2%
                               ===============  ==============  ===========

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

     OPERATING EXPENSES - Operating expenses decreased by $1,225,069 or 18.9% to $5,247,949 for the year ended June 30, 2006 from $6,473,018 for the year ended June 30, 2005 primarily due to our reduction in revenues.

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

     Perfexa related operating expenses for the year ended June 30, 2006 were comprised primarily of $1,452,391 in payroll and related expenses paid to employees; rent of $253,026; depreciation expense of $226,117; and $296,374 of other operating expenses, primarily corporate expense allocations, office maintenance and supplies.

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

     INTEREST EXPENSE - Net interest expense increased by $837,577 to $1,960,333 for the year ended June 30, 2006 from $1,122,756 for the year ended June 30, 2005. The increase was primarily due to debt discounts being amortized to interest expense totaling $1,477,795 during the fiscal year ended June 30, 2006 compared to $60,458 during the same period in fiscal year 2005.

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

     NET INCOME - Net loss was $3,407,642, or $(0.12) loss per common share for the year ended June 30, 2006, from a net income of $3,697,674, or $0.16 per common share, for the year ended June 30, 2005, a change of $7,105,316, primarily as a result of changes in interest expense and gain on extinguishment of debt (see above).

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

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $2,707,174 to $5,004,596 at June 30, 2006 from $2,297,422 at June 30, 2005. The decrease was attributable to a net loss of $3,407,642 for the year ended June 30, 2006, and a cumulative translation adjustment of $128,550, net of an increase due to the fair market value of stock issued pursuant to notes payable of $802,000, the fair market value of stock issued for services of $22,313, and the fair market value of stock issued in connection with notes payable of $4,705.

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

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $561,840 in fiscal year 2006 was primarily due to a net loss of $3,407,642, the change in fair value of derivative of $30,000, foreign currency transaction gain of $20,451, and minority interest of $27,865; offset partially by changes in operating assets and liabilities, principally decreases in accounts receivable and other current assets of $99,076, accounts payable and accrued expenses of $348,841, accrued payroll and related taxes of $198,203, and deferred income of $40,320; the fair market value of stock issued in connection with a note payable of $4,705; depreciation and amortization expense of $283,362; the increase in bad debt expense related to accounts receivable of $345,447, the amortization of debt discount of $1,477,795, the estimated fair market value of stock in subsidiary issued to employees for compensation of $93,715, the fair market value of stock issued for services of $22,313, and the loss on sale of equipment of $10,341.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness which has caused us to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. During the course of the review of our six months ended December 31, 2006, we discovered an error in our financial statements in our quarterly report for the period ended December 31, 2006 as disclosed in our Form 8-K filed on February 20, 2007. As a result of this error, we restated our interim quarters ended September 30, 2005, December 31, 2005, and March 31, 2006; the fiscal year ended June 30, 2006; the interim quarter ended September 30, 2006; and the interim quarter ended December 31, 2006. Our conclusion to restate the above periods, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended June 30, 2006 and constituted a material weakness.

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

ITEM 13.     EXHIBITS

INDEX  TO  FINANCIAL  STATEMENTS
                                                                                  Page
                                                                                  ----
Report of Independent Registered Public Accounting Firm                           F-1

Consolidated balance sheet at June 30, 2006 - As Restated                         F-2

Consolidated statements of operations and comprehensive loss for the years ended
June 30, 2006 and 2005 - As Restated                                              F-3

Consolidated statements of stockholders' deficit for the years ended
June 30, 2006 and 2005 - As Restated                                              F-4

Consolidated statements of cash flows for the years ended
June 30, 2006 and 2005 - As Restated                                              F-5

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


Dated  April 10, 2007

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred losses in the last several years, has a negative working capital of approximately $4,900,000, an accumulated deficit of approximately $16,700,000, and a stockholders' deficit of approximately $5,000,000 at June 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 15 to the accompanying consolidated financial statements, subsequent to February 21, 2007, and after the Company had filed its Annual
Report on Form 10-KSB for the fiscal years ended June 30, 2006 and 2005, management determined stock of Perfexa India, one of the Company's subsidiaries, that is owned by its principals and employees should be included in minority interest. Additionally, we noted that certain of those shares were issued to such employees for services and the fair value of such services was not correctly recorded. Finally, the Company was not correctly recording foreign currency transaction gains and losses for receivables and payables denominated in foreign currencies. The effect of these corrections increased the minority interest capital balances and correspondingly allocated additional amounts of income and/or loss to these minority interest holders. These corrections resulted in changes to net loss before minority interest, minority interest in consolidated subsidiaries, the minority interest holders' balance, accumulated other comprehensive loss, and accumulated deficit, as more fully described in
Note  15.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP


Newport  Beach,  California

October 12, 2006, except for paragraph 5 of this report and Note 15, as to which the date is April 10, 2007

GTC  TELECOM  CORP.  AND  SUBSIDIARIES  CONSOLIDATED BALANCE SHEET - AS RESTATED

                                                                         June 30,
                                                                           2006
                                                                       -------------
ASSETS
  Cash                                                                 $     78,671
  Accounts receivable, net of allowance for doubtful accounts of
   approximately $7,000                                                     407,832
  Deposits                                                                   30,822
  Prepaid expenses                                                           46,406
                                                                       -------------
    Total current assets                                                    563,731

Property and equipment, net                                                 339,894
Other assets                                                                 74,647
                                                                       -------------

    Total assets                                                       $    978,272
                                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                $  2,483,346
  Accrued payroll and related taxes                                         432,063
  Obligation under capital leases                                             9,895
  Notes payable, net of discounts totaling $744,478                       2,519,819
  Deferred income                                                            44,880
                                                                       -------------
    Total current liabilities                                             5,490,003
                                                                       -------------

Long-term liabilities:
  Obligation under capital leases, net of current portion                    11,258
  Notes payable, net of current portion and discounts totaling $3,915       232,890
                                                                       -------------

    Total liabilities                                                     5,734,151
                                                                       -------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                              248,717

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                  --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    30,069,740 shares issued and outstanding                                 30,070
  Additional paid-in-capital                                             11,667,909
  Note receivable officer                                                   (60,306)
  Accumulated deficit                                                   (16,705,469)
  Accumulated other comprehensive loss                                       63,200
                                                                       -------------
    Total stockholders' deficit                                          (5,004,596)
                                                                       -------------

    Total liabilities and stockholders' deficit                        $    978,272
                                                                       =============

          See accompanying notes to consolidated financial statements

                                GTC TELECOM CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME/(LOSS) - AS RESTATED

                                                                           Years Ended June 30,
                                                                        --------------------------
                                                                            2006          2005
                                                                        --------------------------
Revenues:
  Telecommunications                                                    $ 5,797,762   $ 8,257,994
  Internet services                                                         374,220       584,547
  BPO services                                                              504,118       180,309
                                                                        --------------------------
    Total revenues                                                        6,676,100     9,022,850
                                                                        --------------------------

Cost of sales:
  Telecommunications                                                      2,537,078     3,767,061
  Internet services                                                         108,608       178,178
  BPO services                                                              298,416       119,700
                                                                        --------------------------
    Total cost of sales                                                   2,944,102     4,064,939
                                                                        --------------------------

Gross profit                                                              3,731,998     4,957,911

Operating expenses
  Payroll and related                                                     2,120,055     2,297,030
  Selling, general, and administrative                                    3,127,894     4,175,988
                                                                        --------------------------
    Total operating expenses                                              5,247,949     6,473,018
                                                                        --------------------------

Operating loss                                                           (1,515,951)   (1,515,107)

Interest expense, net (including amortization of debt discounts)         (1,960,333)   (1,122,756)
Other income, net                                                            50,451            --
Gain on extinguishment of debt                                                   --     6,301,935
                                                                        --------------------------

Income (loss) before provision for income taxes and minority interest    (3,425,833)    3,664,072

Provision for income taxes                                                    9,674         9,216
                                                                        --------------------------

Income (loss) before minority interest                                   (3,435,507)    3,654,856

Minority interest in loss of consolidated subsidiaries, net of taxes         27,865        42,818
                                                                        --------------------------

Net income (loss) available to common shareholders                       (3,407,642)    3,697,674

Foreign currency translation adjustment                                     (43,110)      162,829
                                                                        --------------------------

Comprehensive income (loss)                                             $(3,450,752)  $ 3,860,503
                                                                        ==========================

Net income (loss) available to common stockholders per common share:
  Basic                                                                 $     (0.12)  $      0.16
                                                                        ==========================
  Diluted                                                               $     (0.12)  $      0.15
                                                                        ==========================

Weighted average common shares outstanding:
  Basic                                                                  29,498,483    23,320,094
                                                                        ==========================
  Diluted                                                                29,498,483    24,322,594
                                                                        ==========================

          See accompanying notes to consolidated financial statements

                                              GTC TELECOM CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 - AS RESTATED

                                                                                                  Accumulated
                                        Common Stock      Additional      Note                        Other           Total
                                        ------------        Paid-in    Receivable   Accumulated   Comprehensive   Stockholders'
                                     Shares      Amount     Capital      Officer      Deficit     Income (Loss)     Deficit
                                   -----------  --------  ------------  ---------  -------------  --------------  ------------
BALANCE AT JUNE 30, 2004           22,106,622    22,107     9,208,778    (60,306)   (16,978,573)         11,993    (7,796,001)

Estimated fair market value of
  stock and warrants issued in
  connection with notes payable     4,896,470     4,896     1,485,931         --             --              --     1,490,827
Cancellation of previously issued
  stock                              (201,000)     (201)      (22,799)        --             --              --       (23,000)
Estimated fair market value of
  vested options granted to
  employees for compensation               --        --       110,249         --             --              --       110,249
Issuance of restricted common
  stock                             1,000,000     1,000        59,000         --             --              --        60,000
Net income                                 --        --            --         --      3,697,674              --     3,697,674
Cumulative foreign currency
  translation adjustment                   --        --            --         --             --         162,829       162,829
                                   -------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2005           27,802,092    27,802    10,841,159    (60,306)   (13,280,899)        174,822    (2,297,422)
                                   -------------------------------------------------------------------------------------------

Estimated fair market value of
  stock and warrants issued in
  connection with notes payable     2,058,824     2,059       799,942         --             --              --       802,001
Estimated fair market value of
  stock issued for legal services      58,824        59         4,646         --             --              --         4,705
Estimated fair market value of
  stock issued for services           150,000       150        22,162         --             --              --        22,312
Net loss                                   --        --            --         --     (3,407,642)             --    (3,407,642)
Cumulative foreign currency
  translation adjustment                   --        --            --         --        (16,928)       (111,622)     (128,550)
                                   -------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2006           30,069,740   $30,070   $11,667,909   $(60,306)  $(16,705,469)  $      63,200   $(5,004,596)
                                   ===========================================================================================

          See accompanying notes to consolidated financial statements

                             GTC TELECOM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS - AS RESTATED

                                                                    Years Ended June 30,
                                                                 ---------------------------
                                                                      2006          2005
                                                                 ---------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                 $(3,407,642)  $ 3,697,674
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
  Bad debt expense                                                    345,447       724,514
  Depreciation and amortization                                       283,362       303,467
  Amortization of debt discount                                     1,477,795        76,458
  Estimated fair market value of stock
    issued in connection with notes payable                             4,705        20,827
  Minority interest in loss of consolidated subsidiaries              (27,865)      (42,818)
  Estimated fair market value of stock in subsidiary issued to
    employees for compensation                                         93,715            --
  Estimated fair market value of stock issued for services             22,313            --
  Change in fair value of derivative                                  (30,000)           --
  Loss on sale of equipment                                            10,341            --
  Foreign currency transaction loss (gain)                            (20,451)       17,412
  Estimated fair market value of options granted
    to employees for compensation                                          --       110,249
  Gain on extinguishment of debt                                           --    (6,301,935)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                       99,076      (909,685)
    Accounts payable and accrued expenses                             348,841     2,335,314
    Accrued payroll and related taxes                                 198,203        22,863
    Deferred income                                                    40,320            --
                                                                 ---------------------------

Net cash provided by/(used in) operating activities                  (561,840)       54,340
                                                                 ---------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                   (19,065)     (224,732)
                                                                 ---------------------------

Net cash used in investing activities                                 (19,065)     (224,732)
                                                                 ---------------------------

Cash Flows From Financing Activities:
Principal repayments on notes payable                                (424,395)     (871,632)
Principal borrowings on notes payable, net of fees of
  $1,477,795 and $1,196,777, respectively                             976,323       945,000
Proceeds from issuance of stock                                            --        60,000
Proceeds from issuance of stock of subsidiary                          93,315            --
Principal payments under capital lease obligations                    (10,381)      (13,398)
Cancellation of previously issued stock                                    --       (23,000)
                                                                 ---------------------------

Net cash provided by financing activities                             634,862        96,970
                                                                 ---------------------------

Effect of exchange rate on cash                                        24,214           350
                                                                 ---------------------------

Net increase/(decrease) in cash                                        78,171       (73,072)

Cash at beginning of year                                                 500        73,572
                                                                 ---------------------------

Cash at end of year                                               $    78,671   $       500
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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company has a negative working capital of $4,926,272, an accumulated deficit of $16,705,469, a stockholders' deficit of $5,004,596, and the Company is in default on several notes payable, (see Note 5). In addition, through June 30, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise substantial doubt about its ability to continue as a going concern. The Company will attempt to increase revenues from additional revenue sources, such as the introduction of wireless services through Shine Wireless, Inc., and/or increase profit margins through continued negotiations with Sprint (see Note 10) and other cost cutting measures, such as payroll cost reductions. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. and Perfexa India. At June 30, 2006 and 2005, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. In addition, Perfexa owned approximately 75% and 88% of Perfexa India's common stock at June 30, 2006 and 2005, respectively. The Company's controlling interest requires that the operations of Perfexa and Perfexa India be included in the consolidated financial statements of the Company. The 3% equity interest of Perfexa Solutions, Inc. that is not owned by the Company at June 30, 2006 and 2005, respectively, and the 4% equity interest of Perfexa India that is not owned by Perfexa is shown as minority interest in consolidated subsidiaries in the accompanying consolidated financial statements.

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

                                                                     Years Ended June 30
                                                                        2006        2005
                                                                   ------------  -----------
     Net income (loss)                                             $(3,407,642)  $3,697,674
       As reported
       Add: stock-based employee compensation incurred
         determined under intrinsic value based method                      --      110,249
       Deduct: total stock-based employee compensation expense
         determined under fair value based method for all awards       (72,700)    (219,200)
                                                                   ------------  -----------

       Pro-forma                                                   $(3,480,342)  $3,588,723
                                                                   ============  ===========

     Basic and diluted net income (loss) per share:
     Basic
       As reported                                                 $     (0.12)  $     0.16
                                                                   ============  ===========
       Pro-forma                                                   $     (0.12)  $     0.15
                                                                   ============  ===========
     Diluted
       As reported                                                 $     (0.12)  $     0.15
                                                                   ============  ===========
       Pro-forma                                                   $     (0.12)  $     0.15
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

                       GTC TELECOM CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. For the years ended June 30, 2006 and 2005, the Company recorded a foreign translation loss of $111,622 and a gain of $162,829, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gain included in other income on the accompanying consolidated statements of operations totaled $20,451 in 2006, and foreign currency transaction loss totaled $17,412 in 2005.

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

NOTE  12  EARNINGS  PER  SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended June 30, 2006 and 2005:

                                                                     2006         2005
                                                                 ------------  -----------
Net income (loss)                                                $(3,407,642)  $ 3,697,674
                                                                 ============  ===========

Weighted average number of common shares outstanding              29,498,483    23,320,094
Incremental shares from the assumed exercise of dilutive stock
  options and warrants                                                    --     1,002,500
                                                                 ------------  -----------
Dilutive potential common shares                                  29,498,483    24,322,594
                                                                 ============  ===========

Net income (loss) per share:
  Basic                                                          $     (0.12)  $      0.16
                                                                 ============  ===========
  Diluted                                                        $     (0.12)  $      0.15
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

                                         2006          2005
                                     --------------------------
             Revenues
             --------
    Telecommunications and Internet  $ 6,171,982   $ 8,842,541
    BPO
      Perfexa-U.S.                       504,118       180,309
      Perfexa-India                           --            --
                                     ------------  ------------
        Total                        $ 6,676,100   $ 9,022,850
                                     ============  ============

          Cost of Sales
          -------------
    Telecommunications and Internet  $ 2,645,686   $ 3,945,239
    BPO
      Perfexa-U.S.                       298,416       119,700
      Perfexa-India                           --            --
                                     ------------  ------------
        Total                        $ 2,944,102   $ 4,064,939
                                     ============  ============

          Operating Loss
          --------------
    Telecommunications and Internet  $   506,255   $   794,384
    BPO
      Perfexa-U.S.                    (2,123,382)     (952,842)
      Perfexa-India                      101,176    (1,356,649)
                                     ------------  ------------
        Total                        $(1,515,951)  $(1,515,107)
                                     ============  ============

       Capital Expenditures
       --------------------
    Telecommunications and Internet  $     6,074   $    43,733
    BPO
      Perfexa-U.S.                            --         1,293
      Perfexa-India                       43,865       217,839
                                     ------------  ------------
        Total                        $    49,939   $   262,865
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

NOTE 15 Restatement:

Subsequent  to  February  21,  2007,  and after the Company had filed its Annual
Report on Form 10-KSB for the fiscal years ended June 30, 2006 and 2005, management determined the stock of Perfexa India, one of the Company's subsidiaries, that is owned by its principals and employees should be included with minority interest. Additionally, we noted that certain of these shares were issued to such employees for services and the fair value of such services was not correctly recorded. Finally, the Company was not correctly recording foreign currency transactions gains and losses for receivables and payables denominated in foreign currencies. The effect of these corrections increased the minority interest capital balances and correspondingly allocated additional amounts to these minority interest holders. Theses corrections resulted in changes to net loss before minority interest, minority interest in consolidated subsidiaries, the minority interest holders balance, accumulated other comprehensive loss, and accumulated deficit. Accordingly, the accompanying consolidated balance sheet and statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

                                                       As Previously    Retroactive    As Restated
Effect of Correction of Minority Interest                Reported       Adjustment
----------------------------------------------------  ---------------------------------------------
At June 30, 2006
----------------
  -  Minority interest in consolidated subsidiaries   $       36,997   $    211,720   $    248,717

  -  Accumulated other comprehensive income/(loss)    $      134,744   $    (71,544)  $     63,200
  -  Accumulated deficit                              $  (16,565,293)  $   (140,176)  $(16,705,469)
  -  Total stockholder's deficit                      $   (4,792,876)  $   (211,720)  $ (5,004,596)

Fiscal Year 2006
----------------
  -  Net loss before minority interest                $   (3,340,712)  $    (94,795)  $ (3,435,507)
  -  Minority interest                                $       56,318   $    (28,453)  $     27,865
                                                      ---------------------------------------------
  -  Net loss available to common stockholders        $   (3,284,394)  $   (123,248)  $ (3,407,642)
  -  Foreign currency translation                     $       40,078   $    (83,188)  $    (43,110)
                                                      ---------------------------------------------
  -  Comprehensive loss                               $   (3,244,316)  $   (206,436)  $ (3,450,752)
  -  Loss Per Share                                   $        (0.11)  $      (0.01)  $      (0.12)

The reclassification adjustments described above do not affect the previously reported balance sheet or results of operations for the fiscal year ended June 30, 2005.