Form 10QSB/A
period 2006-09-30
GTC TELECOM CORP
filed 2007-04-23
CIK 1081919

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

Yes [ ] No [X]

INDEX.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet at September  30, 2006 (Unaudited) - As Restated

         Condensed Consolidated Statements of Operations and Other Comprehensive Loss
           (Unaudited) for the three months ended September 30, 2006 and 2005 - As Restated

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended
           September 30, 2006 and 2005 - As Restated

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

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

                                EXPLANATORY NOTE

This First Amended Quarterly Report on Form 10-QSB/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended September 30, 2006; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB previously filed on December 20, 2006. This restatement is necessary due to the fact that in our original filing, the stock of our subsidiary, Perfexa India, that is owned by our principals and employees was classified as affiliate-owned and included with majority-owned stock. However, upon further review by our management, we believe a more accurate classification of this stock ownership is as unaffiliated stock and included with minority owned stock. As a result, our management decided to restate our financial statements to reflect this reclassification

This First Amended Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006 amends and restates only those items of the previously filed Quarterly Report on Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 12 to our Consolidated Financial Statements included in
Part I - Item I. No other information contained in our previously filed Form 10-QSB for the quarter ended September 30, 2006 has been updated or amended.

ITEM  1.  FINANCIAL STATEMENTS

                                               GTC TELECOM CORP.
                               CONDENSED CONSOLIDATED BALANCE SHEET -AS RESTATED

                                                                                  September 30,
                                                                                      2006
                                                                                 ---------------
                                                                                   (Unaudited)
ASSETS
  Cash                                                                           $        8,612
  Accounts receivable, net of allowance for doubtful accounts of approximately $6,000 at
   September 30, 2006                                                                   390,768
  Deposits                                                                               30,822
  Prepaid expenses                                                                       46,510
                                                                                 ---------------
    Total current assets                                                                476,712

Property and equipment, net                                                             303,087
Other assets                                                                             77,039
                                                                                 ---------------
    Total assets                                                                 $      856,838
                                                                                 ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                          $    2,655,012
  Accrued payroll and related taxes                                                     517,552
  Obligation under capital leases                                                        11,705
  Notes payable, net of discounts totaling $375,524                                   2,854,678
  Deferred income                                                                        42,060
                                                                                 ---------------
    Total current liabilities                                                         6,081,007

Long-term liabilities:
  Obligation under capital leases, net of current portion                                26,151
  Notes payable, net of current portion and discounts totaling $975                     208,141
                                                                                 ---------------
     Total Liabilities                                                                6,315,299

Commitments and contingencies

Minority interest in consolidated subsidiaries                                          307,250

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                              --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    30,169,740 shares issued and outstanding at
    September 30, 2006                                                                   30,170
  Additional paid-in-capital                                                         11,666,670
  Note receivable officer                                                               (60,306)
  Accumulated other comprehensive income                                                 63,160
  Accumulated deficit                                                               (17,465,405)
                                                                                 ---------------
    Total stockholders' deficit                                                      (5,765,711)
                                                                                 ---------------

    Total liabilities and stockholders' deficit                                  $      856,838
                                                                                 ===============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      GTC TELECOM CORP.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS -AS RESTATED
                                         (UNAUDITED)

                                                                       Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2006          2005
                                                                  --------------------------
Revenues:
  Telecommunications                                              $ 1,142,695   $ 1,695,640
  Internet services                                                    58,174       124,015
  BPO services                                                        201,096        66,871
                                                                  --------------------------
    Total revenues                                                  1,401,965     1,886,526
                                                                  --------------------------

Cost of sales:
  Telecommunications                                                  447,553       817,101
  Internet services                                                    19,581        33,161
  BPO services                                                        120,232        35,645
                                                                  --------------------------
    Total cost of sales                                               587,366       885,907
                                                                  --------------------------

Gross profit                                                          814,599     1,000,619
                                                                  --------------------------

Operating expenses:
  Payroll and related                                                 669,025       684,757
  Selling, general, and administrative                                417,673       940,300
                                                                  --------------------------
    Total operating expenses                                        1,086,698     1,625,057
                                                                  --------------------------

Operating loss                                                       (272,099)     (624,438)

Interest expense, net (including amortization of debt discounts)     (488,029)     (480,055)
Other income, net                                                      17,299       (21,736)
                                                                  --------------------------

Loss before provision for income taxes and minority interest         (742,829)   (1,126,229)

Provision for income taxes                                              2,574         2,045
                                                                  --------------------------

Loss before minority interest                                        (745,403)   (1,128,274)

Minority interest in loss of consolidated subsidiaries, net
  of taxes                                                            (14,533)        2,683
                                                                  --------------------------

Net loss available to common stockholders                            (759,936)   (1,125,591)

Foreign currency translation adjustment                                   (40)      (14,022)
                                                                  --------------------------

Comprehensive loss                                                $  (759,976)  $(1,139,613)
                                                                  ==========================

Basic and diluted net loss available to common
  stockholders per common share                                   $     (0.03)  $     (0.04)
                                                                  ==========================

Basic and diluted weighted average common shares
  outstanding                                                      30,169,740    29,523,320
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

                                  GTC TELECOM CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - AS RESTATED
                                     (UNAUDITED)

                                                                Three Months Ended
                                                                  September 30,
                                                            -------------------------
                                                               2006          2005
                                                            -------------------------
Cash Flows From Operating Activities:
Net loss                                                    $ (759,936)  $(1,125,591)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                 48,976        78,598
  Bad debt expense                                              11,577       203,435
  Amortization of debt discount                                371,894       368,961
  Loss on sale of equipment                                     13,873        15,134
  Foreign currency transaction loss                             10,701        21,736
  Estimated fair market value of stock issued for services     (13,390)           --
  Share-based compensation                                      12,250            --
  Change in fair value of derivative                           (28,000)           --
  Minority interest in loss of consolidated subsidiaries        14,533        (2,683)
  Estimated fair market value of stock in subsidiary issued
    to employees for compensation                                   --        93,715
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                (7,824)       77,021
    Accounts payable and accrued expenses                      171,666      (463,862)
    Accrued payroll and related taxes                           85,489         4,817
    Deferred income                                             (2,820)           --
                                                            -------------------------

Net cash used in operating activities                          (71,011)     (728,719)
                                                            -------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                             (1,369)       (1,612)
                                                            -------------------------

Net cash used in investing activities                           (1,369)       (1,612)
                                                            -------------------------

Cash Flows From Financing Activities:
Proceeds from issuance of stock of subsidiary                   44,000        91,100
Principal repayments on notes payable                          (85,494)     (133,209)
Principal payments under capital lease obligations              (4,541)       (2,835)
Principal borrowings on notes payable                           51,710       775,425
                                                            -------------------------

Net cash provided by financing activities                        5,675       730,481
                                                            -------------------------

Effect of exchange rate on cash                                 (3,354)         (150)
                                                            -------------------------

Net decrease in cash                                           (70,059)           --

Cash at beginning of period                                     78,671           500
                                                            -------------------------

Cash at end of period                                       $    8,612   $       500
                                                            =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $    7,978   $     5,810
                                                            =========================
    Income taxes                                            $    2,574   $     2,046
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

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2006, as amended, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 16, 2006. The interim results are not necessarily indicative of the results for a full year.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company has negative working capital of $5,604,295, an accumulated deficit of $17,465,405, a stockholders' deficit of $5,765,711, and the Company is in default on several notes payable (see Note 5). In addition, through September 30, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company will attempt to increase revenues from additional revenue sources, such as the introduction of wireless services through Shine Wireless, Inc., and/or increase profit margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures, such as payroll cost reductions. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.


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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc. and Perfexa India. At September 30, 2006 and June 30, 2006, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. In addition, Perfexa owned approximately 75% of Perfexa India's common stock at September 30, 2006 and June 30, 2006. The Company owned 99.5% and 100% of Shine Wireless, Inc.'s common stock at September 30, 2006 and June 30, 2006, respectively. The Company's controlling interest requires that Perfexa, Perfexa India and Shine Wireless, Inc. be included in the condensed consolidated financial statements of the Company. Interests not owned by the Company are reported as minority interest in consolidated subsidiaries in the accompanying condensed consolidated financial statements.


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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation loss of $40 and $14,022 for the three months ended September 30, 2006 and 2005, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other that the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in other income on the accompanying condensed consolidated statements of operations totaled $10,701 and $21,736 for the three months ended September 30, 2006, and 2005, respectively.

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

                                                                Three Months Ended
                                                                   September 30,
                                                             ------------------------
                                                                2006         2005
                                                             ------------------------
Net loss available to common stockholders:
  As reported                                                $(759,936)  $(1,125,591)
  Add total stock-based employee compensation expense
    included in net loss                                        12,250            --
  Deduct total stock-based employee compensation expense
    determined under fair based method for all awards          (12,250)      (33,000)
                                                             ------------------------

  Pro-forma                                                  $(759,936)  $(1,158,591)
                                                             ========================

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $   (0.03)  $     (0.04)
                                                             ========================

    Pro-forma                                                $   (0.03)  $     (0.04)
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

The following table sets forth the computation of basic and diluted loss per common share:

                                                                       Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                       2006          2005
                                                                  --------------------------
Net loss available to common stockholders                         $  (759,936)  $(1,125,591)
                                                                  ==========================

Weighted average number of common shares outstanding               30,169,740    29,523,320
Incremental shares from the assumed exercise of dilutive stock
options and warrants                                                       --            --
                                                                  --------------------------
Dilutive potential common shares                                   30,169,740    29,523,320
                                                                  ==========================

Basic and diluted net loss available to common stockholders per
common share                                                      $     (0.03)  $     (0.04)
                                                                  ==========================

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS - Other than the adoption of SFAS No. 123(R) (see Stock-Based Compensation above), recent accounting pronouncements discussed in the notes to the June 30, 2006, as amended audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending June 30, 2007, did not have or are not expected to have a significant impact on the Company's 2007 financial statements.

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

                                         Three Months Ended
                                            September 30,
                                      -------------------------
                                          2006         2005
                                      -------------------------
            REVENUES
            --------
    Telecommunications and Internet   $ 1,200,869   $1,819,655
    BPO
      Perfexa-U.S.                        201,096       66,871
      Perfexa-India                            --           --
                                      -------------------------
         Total                        $ 1,401,965   $1,886,526
                                      =========================

          COST OF SALES
          -------------
    Telecommunications and Internet   $   467,134   $  850,262
    BPO
      Perfexa-U.S.                        120,232       35,645
      Perfexa-India                            --           --
                                      -------------------------
        Total                         $   587,366   $  885,907
                                      =========================

      OPERATING INCOME/(LOSS)
      -----------------------
    Telecommunications and Internet   $    47,761   $    9,845
    BPO
      Perfexa-U.S.                       (350,846)    (669,460)
      Perfexa-India                        30,986       35,177
                                      -------------------------
        Total                         $  (272,099)  $ (624,438)
                                      =========================

       CAPITAL EXPENDITURES
       --------------------
    Telecommunications and Internet   $    21,245   $       --
    BPO
      Perfexa-U.S.                             --           --
      Perfexa-India                         1,369        1,612
                                      -------------------------
        Total                         $    22,614   $    1,612
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

NOTE 12 - RESTATEMENT:

Subsequent to February 21, 2007 and after the Company had filed its Quarterly Report on Form 10-QSB for the three month periods ended September 30, 2006 and 2005, management determined the stock of Perfexa India, one of the Company's subsidiaries, that is owned by its principals and employees should be included with minority interest. Additionally, we noted that certain of those shares were issued to such employees for services and the fair value of such services was not correctly recorded. Finally, the Company was not correctly recording foreign currency transactions gains and losses for receivables and payables denominated in foreign currencies. The effect of these corrections increased the minority interest capital balances and correspondingly allocated additional amounts to these minority interest holders. These corrections resulted in changes to net loss before minority interest, minority interest in consolidated subsidiaries, the minority interest holders balance, accumulated other comprehensive loss, and accumulated deficit. Accordingly, the accompanying consolidated balance sheets and statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

                                                       As Previously    Retroactive   As Restated
   Effect of Correction of Minority Interest             Reported       Adjustment
----------------------------------------------------  ---------------------------------------------

At September 30, 2006
---------------------
  -  Minority interest in consolidated subsidiaries   $       66,172   $    241,078   $    307,250

  -  Accumulated other comprehensive income           $      117,666   $    (54,506)  $     63,160
  -  Accumulated deficit                              $  (17,278,833)  $   (186,572)  $(17,465,405)
  -  Total stockholder's deficit                      $   (5,524,633)  $   (241,078)  $ (5,765,711)

At September 30, 2005
---------------------
  -  Minority interest in consolidated subsidiaries   $       77,847   $    193,837   $    271,684

  -  Accumulated other comprehensive income           $      151,857   $    (59,569)  $     92,288
  -  Accumulated deficit                              $  (14,289,150)  $   (134,268)  $(14,423,418)
  -  Total stockholder's deficit                      $   (2,553,638)  $   (193,837)  $ (2,747,475)

Three Months Ended September 30, 2006
-------------------------------------
  -  Net loss before minority interest                $     (728,364)  $    (17,039)  $   (745,403)
  -  Minority interest                                $       14,825   $    (29,358)  $    (14,533)
                                                      ---------------------------------------------
  -  Net loss available to common stockholders        $     (713,539)  $    (46,397)  $   (759,936)
  -  Foreign currency translation                     $      (17,078)  $     17,038   $        (40)
                                                      ---------------------------------------------
  -  Comprehensive loss                               $     (730,617)  $    (29,359)  $   (759,976)
  -  Loss Per Share                                   $        (0.02)  $      (0.01)  $      (0.03)

Three Months Ended September 30, 2005
-------------------------------------
  -  Net loss before minority interest                $   (1,021,504)  $   (106,770)  $ (1,128,274)
  -  Minority interest                                $       13,253   $    (10,570)  $      2,683
                                                      ---------------------------------------------
  -  Net loss available to common stockholders        $   (1,008,251)  $   (117,340)  $ (1,125,591)
  -  Foreign currency translation                     $      (22,965)  $      8,943   $    (14,022)
                                                      ---------------------------------------------
  -  Comprehensive loss                               $   (1,031,216)  $   (108,397)  $ (1,139,613)
  -  Loss Per Share                                   $        (0.03)  $      (0.01)  $      (0.04)

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

     OPERATING EXPENSES - Operating expenses decreased by $538,359 or 33.1% to $1,086,698 in the three months ended September 30, 2006 from $1,540,023 in the three months ended September 30, 2005 primarily due to our reduction in bad debt expense as well as reductions in headcount resulting in lower salaries.

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

     Perfexa related operating expenses for the three months ended September 30, 2006 were comprised primarily of $457,746 in payroll and related expenses paid to employees; rent of $65,374; depreciation expense of $36,767; and $63,638 of other operating expenses, primarily, office maintenance and supplies, offset primarily by corporate expense allocations of $222,801.

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

     Perfexa related operating expenses for the three months ended September 30, 2005 were comprised primarily of $443,008 in payroll and related expenses paid to employees; rent of $60,540; depreciation expense of $58,215; and $103,746 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

     INTEREST EXPENSE - Net interest expense increased by $7,974 to $488,029 for the three months ended September 30, 2006 from $480,055 for the three months ended September 30, 2005. The increase was primarily due to debt discounts being amortized to interest expense totaling $371,894 for the three months ended September 30, 2006 compared to $368,961 during the same period in fiscal year 2005.

     NET LOSS - Net loss was $759,936 or $0.03 loss per common share for the three months ended September 30, 2006, from a net loss of $1,125,591, or $0.04 loss per common share, for the three months ended September 30, 2005, a change of $365,655.

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

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $761,115 to $5,765,711 as of September 30, 2006 from $5,004,596 as of June 30, 2006. The increase was attributable to a net loss of $759,936 in the three months ended September 30, 2006; a cumulative translation adjustment of $40, and a decrease in additional paid-in capital related to an adjustment to the estimated value of common shares previously issued to a consultant for services being provided through the current quarter of $13,389, net of an increase related to employee share-based compensation of $12,250.

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


CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $71,011 for the three months ended September 30, 2006 was primarily due to net loss of $759,936, change in fair value of derivative of $28,000, and the fair market value of stock issued for services of $13,390, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $171,666 and accrued payroll and related taxes of $85,489, and decreases in accounts receivable and other current assets of $7,824, and deferred income of $2,820; offset partially by the loss on sale of equipment of $13,873; the amortization of debt discount of $371,894; depreciation and amortization expense of $48,976; minority interest of $14,533; foreign currency transactions loss of $10,701; the increase in bad debt expense related to accounts receivable of $11,577, and $12,250 related to employee share-based compensation.


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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness which has caused us to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. During the course of the review of our six months ended December 31, 2006, we discovered an error in our financial statements in our quarterly report for the period ended December 31, 2006 as disclosed in our Form 8-K filed on February 20, 2007. As a result of this error, we restated our interim quarters ended September 30, 2005, December 31, 2005, and March 31, 2006; the fiscal year ended June 30, 2006; the interim quarter ended September 30, 2006; and the interim quarter ended December 31, 2006. Our conclusion to restate the above periods, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended September 30, 2006 and constituted a material weakness.

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


Dated: April 10,2007