Form 10QSB/A
period 2006-12-31
GTC TELECOM CORP
filed 2007-04-23
CIK 1081919

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

Yes [_]     No [X]

INDEX.

                                               PART I
                                       FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheet (Unaudited) at December 31, 2006 - As Restated

          Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
            for the three and six months ended December 31, 2006 and 2005- As Restated

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended
            December 31, 2006 and 2005- As Restated

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

                                EXPLANATORY NOTE

     This First Amended Quarterly Report on Form 10-QSB/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended December 31, 2006; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB previously filed on February 20, 2007. This restatement is necessary due to the fact that in our original filing, the stock of our subsidiary, Perfexa India, that is owned by our principals and employees was classified as affiliate-owned and included with majority-owned stock. However, upon further review by our management, we believe a more accurate classification of this stock ownership is as unaffiliated stock and included with minority owned stock. As a result, our management decided to restate our financial statements to reflect this reclassification.

This First Amended Quarterly Report on Form 10-QSB/A for the quarter ended December 31, 2006 amends and restates only those items of the previously filed Quarterly Report on Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 12 to our Consolidated Financial Statements included in
Part I - Item I. No other information contained in our previously filed Form 10-QSB for the quarter ended December 31, 2006 has been updated or amended.

ITEM  1.  FINANCIAL  STATEMENTS

                                              GTC TELECOM CORP.
                               CONDENSED CONSOLIDATED BALANCE SHEET - AS RESTATED
                                                 (UNAUDITED)

                                                                                December 31,
                                                                                    2006
                                                                               --------------
ASSETS
  Cash                                                                         $      19,054
  Accounts receivable, net of allowance for doubtful accounts of
    approximately $2,000 at December 31, 2006                                        412,804
  Deposits                                                                            30,822
  Prepaid expenses                                                                    47,658
                                                                               --------------
    Total current assets                                                             510,338

Property and equipment, net                                                          287,562
Other assets                                                                          79,878
                                                                               --------------

    Total assets                                                               $     877,778
                                                                               ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                        $   3,068,348
  Accrued payroll and related taxes                                                  564,857
  Obligation under capital leases                                                     13,245
  Notes payable, net of discounts totaling $93,138                                 3,078,402
  Deferred income                                                                     48,980
                                                                               --------------
    Total current liabilities                                                      6,773,832

Long-term liabilities:
  Obligation under capital leases, net of current portion                             27,902
  Notes payable                                                                      189,556
                                                                               --------------
    Total Liabilities                                                              6,991,290

Commitments and contingencies

Minority interest in consolidated subsidiaries                                       488,976

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                           --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    30,169,740 shares issued and outstanding at December 31, 2006                     30,170
  Additional paid-in-capital                                                      11,678,897
  Note receivable officer                                                            (60,306)
  Accumulated other comprehensive loss                                               101,604
  Accumulated deficit                                                            (18,352,853)
                                                                               --------------
    Total stockholders' deficit                                                   (6,602,488)
                                                                               --------------

    Total liabilities and stockholders' deficit                                $     877,778
                                                                               ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    GTC TELECOM CORP.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS- AS RESTATED
                                                       (UNAUDITED)

                                                                     Three Months Ended            Six Months Ended
                                                                         December 31,                December 31,
                                                                  ------------------------------------------------------
                                                                      2006          2005          2006          2005
                                                                  ------------------------------------------------------
Revenues:
  Telecommunications                                              $ 1,095,200   $ 1,575,031   $ 2,296,069   $ 3,394,686
  BPO services                                                        199,982        97,803       401,078       164,674
                                                                  ------------------------------------------------------
    Total revenues                                                  1,295,182     1,672,834     2,697,147     3,559,360
                                                                  ------------------------------------------------------

Cost of sales:
  Telecommunications                                                  450,926       659,889       918,060     1,510,151
  BPO services                                                        110,244        61,411       230,476        97,056
                                                                  ------------------------------------------------------
    Total cost of sales                                               561,170       721,300     1,148,536     1,607,207
                                                                  ------------------------------------------------------

Gross profit                                                          734,012       951,534     1,548,611     1,952,153
                                                                  ------------------------------------------------------

Operating expenses:
  Payroll and related                                                 560,861       640,464     1,104,772     1,325,221
  Selling, general, and administrative                                481,464       533,917     1,024,251     1,494,277
                                                                  ------------------------------------------------------
    Total operating expenses                                        1,042,325     1,194,441     2,129,023     2,819,498
                                                                  ------------------------------------------------------

Operating loss                                                       (308,313)     (242,907)     (580,412)     (867,345)

Interest expense, net (including amortization of debt discounts)     (500,856)     (497,360)     (988,885)     (977,415)
Other income, net                                                     (27,576)        9,671       (10,277)      (12,065)
                                                                  ------------------------------------------------------

Loss before provision for income taxes and minority interest         (836,745)     (730,596)   (1,579,574)   (1,856,825)

Provision for income taxes                                                977         5,751         3,551         7,796
                                                                  ------------------------------------------------------

Loss before minority interest                                        (837,722)     (736,347)   (1,583,125)   (1,864,621)

Minority interest in profit/(loss) of consolidated subsidiaries,
  net of taxes                                                        (49,726)       14,953       (64,259)       17,636
                                                                  ------------------------------------------------------

Net loss available to common stockholders                            (887,448)     (721,394)   (1,647,384)   (1,846,985)

Foreign currency translation adjustment                                38,444       (22,792)       38,404       (36,814)
                                                                  ------------------------------------------------------

Comprehensive loss                                                $  (849,004)  $  (744,186)  $(1,608,980)  $(1,883,799)
                                                                  ======================================================

Basic and diluted net loss available to common
  stockholders per common share                                   $     (0.03)  $     (0.03)  $     (0.05)  $     (0.06)
                                                                  ======================================================

Basic and diluted weighted average common shares
  outstanding                                                      30,169,740    29,646,083    30,169,740    29,584,701
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

                                    GTC TELECOM CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - AS RESTATED
                                       (UNAUDITED)

                                                                    Six Months Ended
                                                                      December 31,
                                                               --------------------------
                                                                   2006          2005
                                                               --------------------------
Cash Flows From Operating Activities:
Net loss                                                       $(1,647,384)  $(1,846,985)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                     82,623       147,920
  Bad debt expense                                                  17,510       274,293
  Amortization of debt discount                                    655,255       737,919
  Loss on sale of equipment                                         13,873        10,286
  Foreign currency transaction Loss                                 70,064        12,066
  Estimated fair market value of stock issued for services         (10,412)           --
  Share-based compensation                                          21,500            --
  Change in fair value of derivative                               (31,000)           --
  Estimated fair market value of options granted to employees           --         4,705
    for compensation
  Estimated fair market value of stock in subisdiary issued
    to employees for compensation                                       --         93,715
  Minority interest in loss of consolidated subsidiaries            64,249       (17,636)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                   (60,690)       39,553
    Accounts payable and accrued expenses                          585,002      (160,248)
    Accrued payroll and related taxes                              132,794        49,689
    Deferred income                                                  4,100            --
                                                               --------------------------

Net cash used in operating activities                             (102,516)     (654,723)
                                                               --------------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                 (1,724)       (1,612)
                                                               --------------------------

Net cash used in investing activities                               (1,724)       (1,612)
                                                               --------------------------

Cash Flows From Financing Activities:
Proceeds from issuance of stock of subsidiary                      176,000        93,315
Principal repayments on notes payable                             (160,716)     (222,490)
Principal payments under capital lease obligations                  (8,251)       (5,394)
Principal borrowings on notes payable                               51,710       775,425
                                                               --------------------------

Net cash provided by financing activities                           58,743       640,856
                                                               --------------------------

Effect of exchange rate on cash                                    (14,120)       15,479
                                                               --------------------------

Net decrease in cash                                               (59,617)           --

Cash at beginning of period                                         78,671           500
                                                               --------------------------

Cash at end of period                                          $    19,054   $       500
                                                               ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $    16,749   $    10,993
                                                               ==========================
    Income taxes                                               $     3,549   $     7,796
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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company has negative working capital of $6,263,494, an accumulated deficit of $18,352,853, a stockholders' deficit of $6,602,488, and the Company is in default on several notes payable (see Note 5). In addition, through December 31, 2006, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company will attempt to increase revenues from additional revenue sources, such as the introduction of wireless services through Shine Wireless, Inc., and/or increase profit margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures, such as payroll cost reductions. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation gain of $ 38,404 and a translation loss of $36, 814 for the six months ended December 31, 2006 and 2005, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in other income on the accompanying condensed consolidated statements of operations totaled $70,064 and $12, 066 for the six months ended December 31, 2006, and 2005, respectively.

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

                                                                Three Months Ended          Six Months Ended
                                                                    December 31,              December 31,
                                                             ----------------------------------------------------
                                                                2006         2005          2006          2005
                                                             ----------------------------------------------------
Net loss available to common stockholders:
    As reported                                              $ (887,448)  $ (721,394)  $(1,647,384)  $(1,846,985)
    Add total stock-based employee compensation expense
      included in net loss                                        9,250           --        21,500            --
    Deduct total stock-based employee compensation expense
      determined under fair based method for all awards          (9,250)     (33,000)      (21,500)      (66,000)
                                                             ----------------------------------------------------

    Pro-forma                                                $ (887,448)  $ (754,394)  $(1,647,384)  $(1,912,985)
                                                             ====================================================

Basic and diluted net loss available to common stockholders
  per common share
    As reported                                              $    (0.03)  $    (0.02)  $     (0.05)  $     (0.06)
                                                             ====================================================

    Pro-forma                                                $    (0.03)  $    (0.03)  $     (0.05)  $     (0.06)
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

The following table sets forth the computation of basic and diluted loss per common share:

                                                                     Three Months Ended          Six Months Ended
                                                                        December 31,                December 31,
                                                                 ------------------------------------------------------
                                                                     2006          2005          2006          2005
                                                                 ------------------------------------------------------
Net loss available to common stockholders                        $  (887,448)  $  (721,394)  $(1,647,384)  $(1,846,985)
                                                                 ======================================================

Weighted average number of common shares outstanding              30,169,740    29,646,083    30,169,740    29,584,701
Incremental shares from the assumed exercise of dilutive stock
  options and warrants                                                    --            --            --            --
                                                                 ------------------------------------------------------
Dilutive potential common shares                                  30,169,740    29,646,083    30,169,740    29,584,701
                                                                 ======================================================

Basic and diluted net loss available to common stockholders per
  common share                                                   $     (0.03)  $     (0.02)  $     (0.05)  $     (0.06)
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

                                 Three Months Ended         Six Months Ended
                                    December 31,               December 31,
                              --------------------------------------------------
                                 2006         2005         2006         2005
                              --------------------------------------------------
             REVENUES
     -----------------------
     Telecommunications       $1,095,200   $1,575,031   $2,296,069   $3,394,686
     BPO
       Perfexa-U.S.              199,982       97,803      401,078      164,674
       Perfexa-India                  --           --           --           --
                              --------------------------------------------------
         Total                $1,295,182   $1,672,834   $2,697,147   $3,559,360
                              ==================================================

          COST OF SALES
     -----------------------
     Telecommunications       $  450,926   $  659,889   $  918,060   $1,510,151
     BPO
       Perfexa-U.S.              110,244       61,411      230,476       97,056
       Perfexa-India                  --           --           --           --
                              --------------------------------------------------
         Total                $  561,170   $  721,300   $1,148,536   $1,607,207
                              ==================================================

     OPERATING INCOME/(LOSS)
     -----------------------
     Telecommunications       $    4,826   $  233,909   $   52,587   $  243,754
     BPO
       Perfexa-U.S.             (356,215)    (496,156)    (707,061)  (1,165,616)
       Perfexa-India              43,076       19,340       74,062       54,517
                              --------------------------------------------------
         Total                $ (308,313)  $ (242,907)  $ (580,412)  $ (867,345)
                              ==================================================

      CAPITAL EXPENDITURES
     -----------------------
     Telecommunications       $    7,000   $       --   $   28,245   $       --
     BPO
       Perfexa-U.S.                   --           --           --           --
       Perfexa-India                 355        1,612        1,724        1,612
                              --------------------------------------------------
         Total                $    7,355   $    1,612   $   29,969   $    1,612
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

NOTE 12 - RESTATEMENT:

Subsequent  to  February  21, 2007 and after the Company had filed its Quarterly
Report on Form 10-QSB for the three and six month periods ended December 31, 2006 and 2005, management determined the stock of Perfexa India, one of the Company's subsidiaries, that is owned by its principals and employees should be included with minority interest. Additionally, we noted that certain of those shares were issued to such employees for services and the fair value of such services was not correctly recorded. Finally, the Company was not correctly recording foreign currency transactions gains and losses for receivables and payables denominated in foreign currencies. The effect of these corrections increased the minority interest capital balances and correspondingly allocated additional amounts to these minority interest holders. These corrections resulted in changes to net loss before minority interest, minority interest in consolidated subsidiaries, the minority interest holders balance, accumulated other comprehensive loss, and accumulated deficit. Accordingly, the accompanying consolidated balance sheets and statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

                                                       As Previously    Retroactive
Effect of Correction of Minority Interest                Reported        Adjustment    As Restated
----------------------------------------------------  ---------------  -------------  -------------
At December 31, 2006
--------------------
  -  Minority interest in consolidated subsidiaries   $      176,000   $    312,976   $    488,976

  -  Accumulated other comprehensive income/(loss)    $      (71,026)  $    172,630   $    101,604
  -  Accumulated deficit                              $  (17,867,247)  $   (485,606)  $(18,352,853)
  -  Total stockholder's deficit                      $   (6,289,512)  $   (312,976)  $ (6,602,488)

At December 31, 2005
--------------------
  -  Minority interest in consolidated subsidiaries   $       66,421   $    192,525   $    258,946

  -  Accumulated other comprehensive income           $      133,225   $    (63,729)  $     69,496
  -  Accumulated deficit                              $  (15,016,016)  $   (128,796)  $(15,144,812)
  -  Total stockholder's deficit                      $   (3,294,431)  $   (192,525)  $ (3,486,956)

Three Months Ended December 31, 2006
------------------------------------
  -  Net loss before minority interest                $     (789,740)  $    (47,982)  $   (837,722)
  -  Minority interest                                $           --   $    (49,726)  $    (49,726)
                                                      ---------------  -------------  -------------
  -  Net loss available to common stockholders        $     (789,740)  $    (97,708)  $   (887,448)
  -  Foreign currency translation                     $       (9,539)  $     47,983   $     38,444
                                                      ---------------  -------------  -------------
  -  Comprehensive loss                               $     (799,279)  $    (49,725)  $   (849,004)
  -  Loss Per Share                                   $        (0.03)  $         --   $      (0.03)

Six Months Ended December 31, 2006
----------------------------------
  -  Net loss before minority interest                $   (1,518,104)  $    (65,021)  $ (1,583,125)
  -  Minority interest                                $           --   $    (64,259)  $    (64,259)
                                                      ---------------  -------------  -------------
  -  Net loss available to common stockholders        $   (1,518,104)  $   (129,280)  $ (1,647,384)
  -  Foreign currency translation                     $     (205,770)  $    244,174   $     38,404
                                                      ---------------  -------------  -------------
  -  Comprehensive loss                               $   (1,723,874)  $    114,894   $ (1,608,980)
  -  Loss Per Share                                   $        (0.05)  $         --   $      (0.05)

Three Months Ended December 31, 2005
------------------------------------
  -  Net loss before minority interest                $     (740,507)  $      4,160   $   (736,347)
  -  Minority interest                                $       79,938   $    (63,985)  $     14,953
                                                      ---------------  -------------  -------------
  -  Net loss available to common stockholders        $     (661,569)  $    (59,825)  $   (721,394)
  -  Foreign currency translation                     $      (18,632)  $     (4,160)  $    (22,792)
                                                      ---------------  -------------  -------------
  -  Comprehensive loss                               $     (680,201)  $    (63,985)  $   (744,186)
  -  Loss Per Share                                   $        (0.03)  $       0.01   $      (0.02)

Six Months Ended December 31, 2005
----------------------------------
  -  Net loss before minority interest                $   (1,762,011)  $   (102,610)  $ (1,864,621)
  -  Minority interest                                $      164,811   $   (147,175)  $     17,636
                                                      ---------------  -------------  -------------
  -  Net loss available to common stockholders        $   (1,597,200)  $   (249,785)  $ (1,846,985)
  -  Foreign currency translation                     $      (41,597)  $      4,783   $    (36,814)
                                                      ---------------  -------------  -------------
  -  Comprehensive loss                               $   (1,638,797)  $   (245,002)  $ (1,883,799)
  -  Loss Per Share                                   $        (0.05)  $      (0.01)  $      (0.06)

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

     OPERATING EXPENSES - Operating expenses decreased by $152,116 or 12.7% to $1,042,325 in the three months ended December 31, 2006 from $1,188,930 in the three months ended December 31, 2005 primarily due to our reduction in bad debt expense as well as a reduction in our number of employees resulting in lower salaries.

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

     Perfexa related operating expenses for the three months ended December 31, 2006 were comprised primarily of $312,525 in payroll and related expenses paid to employees; rent of $66,960; depreciation expense of $24,926; and $153,164 of other operating expenses, primarily, office maintenance and supplies, offset primarily by corporate expense allocations of $154,698.

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

     Perfexa related operating expenses for the three months ended December 31, 2005 were comprised primarily of $407,057 in payroll and related expenses paid to employees; rent of $58,386; depreciation expense of $56,210; and $(8,445) of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

     INTEREST EXPENSE - Net interest expense increased by $3,496 to $500,856 for the three months ended December 31, 2006 from $497,360 for the three months ended December 31, 2005. The increase was primarily due to additional interest associated with our default on our convertible notes.

     NET LOSS - Net loss was $887,448 or $0.03 loss per common share for the three months ended December 31, 2006, from a net loss of $721,394, or $0.03 loss per common share, for the three months ended December 31, 2005, a change of $166,054.

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

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $1,597,892 to $6,602,488 as of December 31, 2006 from $5,004,596 as of June 30, 2006. The increase  was  attributable  to a net loss of $1,647,384 in the six months ended
December 31, 2006; and a decrease in additional paid-in capital related to an adjustment to the estimated value of common shares previously issued to a consultant for services being provided through the current quarter of $10,412, net of an increase related to a cumulative translation adjustment of $38,404, and employee share-based compensation of $21,500.

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

     OPERATING EXPENSES - Operating expenses decreased by $690,475 or 24.5% to $2,129,023 in the six months ended December 31, 2006 from $2,819,498 in the six months ended December 31, 2005 primarily due to the Company's shift of customer service and information technology development to its Perfexa subsidiary.

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

     Perfexa related operating expenses for the six months ended December 31, 2006 were comprised primarily of $645,157 in payroll and related expenses paid to employees; rent of $132,334; depreciation expense of $61,693; and $341,916 of other operating expenses, primarily office maintenance and supplies, offset primarily by corporate expense allocations of $377,499.

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

     Perfexa related operating expenses for the six months ended December 31, 2005 were comprised primarily of $850,065 in payroll and related expenses paid to employees; rent of $118,926; depreciation expense of $114,425; and $95,301 of other operating expenses, primarily corporate expense allocations, and office maintenance and supplies.

     INTEREST EXPENSE - Net interest expense increased by $11,470 to $988,885 for the six months ended December 31, 2006 from $977,415 for the six months ended December 31, 2005. The increase was primarily due to additional interest associated with our default on our convertible notes.

     NET LOSS - Net loss decreased $199,601 to $1,647,384 or $0.05 loss per common share for the six months ended December 31, 2006, from a net loss of $1,846,985, or $0.06 loss per common share, for the six months ended December 31, 2005.

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

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $102,516 for the six months ended December 31, 2006 was primarily due to net loss of $1,647,384, change in fair value of derivative of $31,000, and the fair market value of stock issued for services of $10,412, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $585,002, accrued payroll and related taxes of $132,794, and deferred income of $4,100, and a decrease in accounts receivable and other current assets of $60,690, offset partially by the loss on sale of equipment of $13,873; the amortization of debt discount of $655,255; depreciation and amortization expense of $82,623; foreign currency transaction loss of $ 70,064; the increase in bad debt expense related to accounts receivable of $17,510, minority interest of $64,249, and $21,500 related to employee share-based compensation.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness which has caused us to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. During the course of the review of our six months ended December 31, 2006, we discovered an error in our financial statements in our quarterly report for the period ended December 31, 2006 as disclosed in our Form 8-K filed on February 20, 2007. As a result of this error, we restated our interim quarters ended September 30, 2005, December 31, 2005, and March 31, 2006; the fiscal year ended June 30, 2006; the interim quarter ended September 30, 2006; and the interim quarter ended December 31, 2006. Our conclusion to restate the above periods, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended December 31, 2006 and constituted a material weakness.

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