Form 10QSB
period 2007-03-31
GTC TELECOM CORP
filed 2007-05-21
CIK 1081919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


     (Mark One)
     [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

               For  The  Quarterly  Period  Ended  MARCH  31,  2007

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

                                  Yes  [ ]  No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of each class of Common Stock          Outstanding at May 11, 2007
     -----------------------------------          ---------------------------
     Common Stock, $0.001 par value                        34,797,918

Transitional Small Business Disclosure Format
(Check one);

Yes [ ]  No [X]

INDEX.

                                               PART I
                                        FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet (Unaudited) at March 31, 2007

         Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
           for the three and nine months ended March 31, 2007 and 2006

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
           March 31, 2007 and 2006

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

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

ITEM 1.  FINANCIAL STATEMENTS

                                GTC TELECOM CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                    March 31,
                                                                      2007
                                                                  -------------
ASSETS
  Cash                                                            $        500
  Accounts receivable, net of allowance for doubtful accounts of
    approximately $2,500 at March 31, 2007                             357,312
  Deposits                                                              30,822
  Prepaid expenses                                                      47,942
                                                                  -------------
    Total current assets                                               436,576

Property and equipment, net                                            275,546
Other assets                                                            81,436
                                                                  -------------

    Total assets                                                  $    793,558
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                           $  3,368,418
  Accrued payroll and related taxes                                    600,030
  Obligation under capital leases                                       13,436
  Notes payable, net of discounts totaling
    $65,198 - current portion                                        3,221,901
  Deferred income                                                        4,560
                                                                  -------------
    Total current liabilities                                        7,208,345

Long-term liabilities:
  Obligation under capital leases, net of current portion               24,310
  Notes payable, net of current portion                                 72,207
                                                                  -------------
    Total Liabilities                                                7,304,862

Commitments and contingencies

Minority interest in consolidated subsidiaries                         692,094

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares
    authorized;  none issued and outstanding                                --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    33,473,918 shares issued and outstanding at March 31, 2007          33,474
  Additional paid-in-capital                                        12,139,693
  Note receivable officer                                              (60,306)
  Accumulated other comprehensive income                               114,704
  Accumulated deficit                                              (19,430,963)
                                                                  -------------
    Total stockholders' deficit                                     (7,203,398)
                                                                  -------------

    Total liabilities and stockholders' deficit                   $    793,558
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

                                                        GTC TELECOM CORP.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      AND COMPREHENSIVE LOSS
                                                           (UNAUDITED)

                                                                          Three Months Ended           Nine months Ended
                                                                              March 31,                      March 31,
                                                                   --------------------------------------------------------------
                                                                        2007            2006            2007            2006
                                                                   --------------------------------------------------------------
                                                                                     (Restated)                       (Restated)
Revenues:
  Telecommunications                                               $   1,075,765   $   1,459,511   $   3,371,834   $   4,854,197
  BPO services                                                           170,205         157,875         571,283         322,549
                                                                   --------------------------------------------------------------
    Total revenues                                                     1,245,970       1,617,386       3,943,117       5,176,746
                                                                   --------------------------------------------------------------

Cost of sales:
  Telecommunications                                                     428,926         625,229       1,346,986       2,135,380
  BPO services                                                           116,044          75,939         346,520         172,995
                                                                   --------------------------------------------------------------
    Total cost of sales                                                  544,970         701,168       1,693,506       2,308,375
                                                                   --------------------------------------------------------------

Gross profit                                                             701,000         916,218       2,249,611       2,868,371
                                                                   --------------------------------------------------------------

Operating expenses:
  Payroll and related                                                    498,510         602,533       1,603,282       1,740,414
  Selling, general, and administrative                                   653,262         701,715       1,677,513       2,383,332
                                                                   --------------------------------------------------------------
    Total operating expenses                                           1,151,772       1,304,248       3,280,795       4,123,746
                                                                   --------------------------------------------------------------

Operating loss                                                          (450,772)       (388,030)     (1,031,184)     (1,255,375)

Interest expense, net (including amortization of debt discounts)        (178,863)       (472,033)     (1,167,748)     (1,449,448)
Warrant inducement expense                                              (387,000)              -        (387,000)              -
Other income, net                                                        (33,632)         13,540         (43,909)          1,475
                                                                   --------------------------------------------------------------

Loss before provision for income taxes and minority interest          (1,050,267)       (846,523)     (2,629,841)     (2,703,348)

Provision for income taxes                                                   725             907           4,276           8,703
                                                                   --------------------------------------------------------------

Loss before minority interest                                         (1,050,992)       (847,430)     (2,634,117)     (2,712,051)

Minority interest in loss (income) of consolidated subsidiaries,
  net of taxes                                                           (27,118)        (16,024)        (91,377)          1,612
                                                                   --------------------------------------------------------------

Net loss attributable to common stockholders                          (1,078,110)       (863,454)     (2,725,494)     (2,710,439)

Foreign currency translation adjustment                                   13,100          12,955          51,504         (23,859)
                                                                   --------------------------------------------------------------

Comprehensive loss                                                 $  (1,065,010)  $    (850,499)  $  (2,673,990)  $  (2,734,298)
                                                                   ==============================================================

Basic and diluted net loss attributable to common
  stockholders per common share                                    $       (0.03)  $       (0.03)  $       (0.09)  $       (0.09)
                                                                   ==============================================================

Basic and diluted weighted average common shares
  outstanding                                                         31,986,215      29,960,557      30,828,116      29,708,587
                                                                   ==============================================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      GTC TELECOM CORP.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                    Nine months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                    2007           2006
                                                                ----------------------------
                                                                                 (Restated)
Cash Flows From Operating Activities:
Net loss                                                        $ (2,725,494)  $ (2,710,439)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                      116,304        217,663
  Bad debt expense                                                    27,057        328,171
  Amortization of debt discount                                      683,195      1,106,874
  Foreign currency transaction loss                                   91,270         16,943
  Estimated fair market value of stock issued for services            20,938         11,156
  Warrant inducement expense                                         387,000             --
  Share-based compensation                                            67,250             --
  Change in fair value of derivative                                 (20,000)            --
  Loss on sale of equipment                                               --         10,286
  Estimated fair market value of stock issued in connection
    with notes payable                                                    --          4,705
  Estimated fair market value of stock in subsidiary issued to
    employees for compensation                                            --         93,715
  Minority interest in loss of consolidated subsidiaries              91,377         (1,612)
  Changes in operating assets and liabilities:
    Accounts receivable and other current assets                     (24,803)        95,489
    Accounts payable and accrued expenses                            885,072        110,032
    Accrued payroll and related taxes                                167,967         94,981
    Deferred income                                                  (40,320)            --
                                                                ----------------------------

Net cash used in operating activities                               (273,187)      (622,036)
                                                                ----------------------------

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets                                    54,671             --
Purchases of property and equipment                                   (6,300)       (15,025)
                                                                ----------------------------

Net cash provided by/(used in) investing activities                   48,371        (15,025)
                                                                ----------------------------

Cash Flows From Financing Activities:
Proceeds from issuance of stock of subsidiary                        352,000         93,315
Principal repayments on notes payable                               (229,840)      (334,879)
Principal payments under capital lease obligations                   (11,652)        (7,848)
Principal borrowings on notes payable                                 51,710        875,425
                                                                ----------------------------

Net cash provided by financing activities                            162,218        626,013

Effect of exchange rate on cash                                      (15,573)        11,048
                                                                ----------------------------

Net decrease in cash                                                 (78,171)            --

Cash at beginning of period                                           78,671            500
                                                                ----------------------------

Cash at end of period                                           $        500   $        500
                                                                ============================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $     23,164   $     14,184
                                                                ============================
    Income taxes                                                $      4,276   $      8,703
                                                                ============================

Non-Cash Investing and Financing Activities:

During the nine months ended March 31, 2007, the Company financed the purchase of equipment totaling $84,579 with capital leases and notes payable.

In January 2007, the Company issued 100,000 shares of common stock, valued at $13,500, to a consultant in exchange for consultation and legal services rendered.

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

The management of GTC Telecom Corp. and its subsidiaries (the "Company" or "GTC") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly and/or majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of March 31, 2007, the results of operations for the three and nine months ended March 31, 2007 and 2006, and cash flows for the nine months ended March 31, 2007 and 2006.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2006, included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on April 23, 2007. The interim results are not necessarily indicative of the results for a full year.

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

NOTE  3  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company has negative working capital of $6,771,769, an accumulated deficit of $19,430,963, a stockholders' deficit of $7,203,398, and the Company is in default on several notes payable (see Note 5). In addition, through March 31, 2007, the Company historically had losses from operations and a lack of profitable operational history, among other matters, that raise doubt about its ability to continue as a going concern. The Company will attempt to increase revenues from additional revenue sources, such as the introduction of wireless services through Shine Wireless, Inc., and/or increase profit margins through continued negotiations with Sprint (see Note 7) and other cost cutting measures, such as payroll cost reductions. In the absence of significant increases in revenues and margins, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

MINORITY INTEREST - Minority interest represents the minority stockholders' proportionate share of the equity of Perfexa Solutions, Inc., Perfexa India, and Shine Wireless, Inc. At March 31, 2007, the Company owned approximately 97% of Perfexa Solutions, Inc.'s common stock. In addition, Perfexa owned approximately 75% of Perfexa India's common stock at March 31, 2007. The Company owned 96% of Shine Wireless, Inc.'s common stock at March 31, 2007. The Company's controlling interest requires that Perfexa, Perfexa India and Shine Wireless, Inc. be included in the condensed consolidated financial statements of the Company. Interests not owned by the Company are reported as minority interest in consolidated subsidiaries in the accompanying condensed consolidated financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets, estimates for income tax asset valuations and the valuation of equity instruments issued.

COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' deficit.

TRANSLATION OF FOREIGN CURRENCIES - GTC uses the U.S. dollar as its functional and reporting currency while the Company's foreign subsidiary uses the Indian Rupee as its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end or period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, "Foreign Currency Translation", net exchange gains or losses resulting from such translation are excluded from net loss, but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company recorded a foreign translation gain of $51,504 and a translation loss of $23,859 for the nine months ended March 31, 2007 and 2006, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in Other Income on the accompanying condensed consolidated statements of operations totaled $91,270 and $16,943 for the nine months ended March 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION - At March 31, 2007, the Company had two approved stock-based employee compensation plans:

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

For the three and nine months ended March 31, 2007, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $10,750 and $32,250, respectively, with a corresponding increase in the Company's loss from operations, loss before provision for income taxes and net loss resulting from the first-time recognition of compensation expense associated with employee stock options.

The  adoption  of  SFAS  No.  123(R) had no significant effect on net cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the three and nine months ended March 31, 2006 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three and nine months ended March

31, 2007 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

                                                                     Three Months Ended               Nine months Ended
                                                                          March 31,                        March 31,
                                                                --------------------------------------------------------------
                                                                     2007            2006            2007            2006
                                                                --------------------------------------------------------------
Net loss attributable to common stockholders:
  As reported                                                   $  (1,078,110)  $    (863,454)  $  (2,725,494)  $  (2,710,439)
  Add total stock-based employee compensation expense
    included in net loss                                               10,750              --          32,250              --
  Deduct total stock-based employee compensation expense
    determined under fair based method for all awards                 (10,750)        (33,000)        (32,250)        (99,000)
                                                                --------------  --------------  --------------  --------------

    Pro-forma                                                   $  (1,078,110)  $    (896,454)  $  (2,725,494)  $  (2,809,439)
                                                                ==============  ==============  ==============  ==============

Basic and diluted net loss attributable to common stockholders per common share
    As reported                                                 $       (0.03)  $       (0.03)  $       (0.09)  $       (0.09)
                                                                ==============  ==============  ==============  ==============

    Pro-forma                                                   $       (0.03)  $       (0.03)  $       (0.09)  $       (0.09)
                                                                ==============  ==============  ==============  ==============

LOSS PER SHARE - SFAS No. 128, "Earnings Per Share" requires that basic earnings per share be computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, no shares were potential additional common shares as of March 31, 2007 and 2006, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. For the three and nine months ended March 31, 2007 and 2006, respectively, because the Company had incurred net losses, basic and diluted loss per share are the same as inclusion of additional potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                         Three Months Ended              Nine months Ended
                                                                               March 31,                       March 31,
                                                                    --------------------------------------------------------------
                                                                         2007            2006            2007            2006
                                                                    --------------------------------------------------------------
Net loss attributable to common stockholders                        $  (1,078,110)  $    (863,454)  $  (2,725,494)  $  (2,710,439)
                                                                    ==============================================================

Weighted average number of common shares outstanding                   31,986,215      29,960,557      30,828,116      29,708,587
Incremental shares from the assumed exercise of dilutive stock
options and warrants                                                           --              --              --              --
                                                                    --------------------------------------------------------------
Dilutive potential common shares                                       31,986,215      29,960,557      30,828,116      29,708,587
                                                                    ==============================================================

Basic and diluted net loss attributable to common stockholders per
common share                                                        $       (0.03)  $       (0.03)  $       (0.09)  $       (0.09)
                                                                    ==============  ==============  ==============  ==============

Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

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

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which supplements Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The Company will adopt the provisions of FIN 48 on July 1, 2007. Management is currently evaluating the effects that adopting this standard will have on its future consolidated financial statements.

Other than the adoption of SFAS No. 123(R) (see Stock-Based Compensation above) and SFAS No. 159 (see above), recent accounting pronouncements discussed in the notes to the June 30, 2006 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB/A, that were required to be adopted during the year ending June 30, 2007, did not have or are not expected to have a significant impact on the Company's 2007 financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

NOTE  RECEIVABLE  OFFICER

As of March 31, 2007, the Company has net advances to an officer of $60,306 made prior to the enactment of the Sarbanes-Oxley Act. The advances accrue interest at 10% (no interest income has been recorded as of March 31, 2007) and are due on demand. The Company has classified the note receivable as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at March 31, 2007.

NOTE  5  -  NOTES  PAYABLE  AND  CAPITAL  LEASES:

On August 22, 2006, the Company borrowed $50,000 from an unrelated third party, for working capital purposes. The note provides for the Company to repay a total of $60,000 by making eight weekly payments of $7,500 beginning the week of September 18, 2006. We are currently in default on the note and we are in discussions with the noteholder to restructure the remaining payments. The total outstanding balance was $11,250 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007.

On May 9, 2006, the Company borrowed $100,000, bearing no interest, from an unrelated third party, for working capital purposes. The note provides for the Company to repay $25,000 on May 19, 2006, $25,000 on May 26, 2006, and the balance of $50,000 on August 5, 2006. We are currently in default and we are in discussions with the noteholder to restructure the remaining payments. The total outstanding balance was $75,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007.

In March 2006, the Company converted $140,000 of a payable due to a third party into a term note payable. The note provides for the Company to make monthly payments of $6,500, including interest at a rate of 9.1%, until repaid. The total outstanding balance was approximately $88,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007. As of the date of this report, we have made all payments as required in this note.

In May 2005, the Company entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $1,088,235 principal amount along with certain shares of our common stock warrants, resulting in gross proceeds of $925,000, less offering costs of $78,563. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock at $0.135 per share. Under the terms of the notes, the Company must begin repayment of principal and interest in September 2005 and all unpaid principal and interest are due on November 23, 2006. In July 2005, the Company entered into additional subscription agreements with the same investors for principal of $911,765, resulting in gross proceeds of $775,000, less offering costs of $63,262. Such borrowings have terms that are substantially the same as those described above. In May 2006, the Company entered into an additional subscription agreement with a member from the same investor group for principal of $117,647, resulting in gross proceeds of $100,000. This borrowing has terms that are substantially the same as those described above. Currently, the Company is in default under the terms of these convertible notes ("Convertible Notes"). As a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the Convertible Note and all other amounts payable thereunder immediately due and payable by the Company. The note holders have orally agreed to defer payments due under the Convertible Notes while the Company attempts to renegotiate the repayment terms of the notes with the holders. However, in exchange for agreeing to defer these payments, the note holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note. The total outstanding balance was $1,889,706 (not including approximately $509,000 of accrued interest payable) and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007.

On February 1, 2007, due to the fact we were in default under the terms of the Convertible Notes, we agreed to allow each of the holders of the Class A Warrants to exercise up to 20% of their Class A Warrants at an exercise price of $0.03 per share on a cashless exercise basis. Under this special provision, the holders had until the close of business on Friday, February 2, 2007, to give us an executed notice of exercise evidencing their intent to exercise the warrants under this provision. Six of the warrant holders sent us executed notices of exercise evidencing their intent to exercise a portion of their Class A Warrants into a total of 2,400,000 shares of our common stock. These exercises were executed at an exercise price of $0.03 on a cashless basis, therefore, after taking into account the cashless exercise, the warrant holders received a total of 1,885,716 shares of our common stock. Due to the repricing of the exercise price of the warrants, the Company recorded warrant inducement expense of $187,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the note holders are accredited investors.

On February 22, 2007 due to the fact we continue to be in default under the terms of the Convertible Notes, we agreed to allow each of the holders of the Class A Warrants to exercise up to 15% of their remaining Class A Warrants at an exercise price of $0.01 per share on a cashless exercise basis. Under this special provision, the holders had until the close of business on Friday, February 26, 2007, to give us an executed notice of exercise evidencing their intent to exercise the warrants under this provision. Six of the warrant holders sent us executed notices of exercise evidencing their intent to exercise a portion of their Class A Warrants into a total of 1,440,000 shares of our common stock. These exercises were executed at an exercise price of $0.01 on a cashless basis, therefore, after taking into account the cashless exercise, the warrant holders received a total of 1,218,462 shares of our common stock. Due to the repricing of the exercise price of the warrants, the Company recorded warrant inducement expense of $2000,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the note holders are accredited investors.

The Company evaluated the debt and equity securities issued under the aforementioned subscription agreements in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and SFAS No. 133, as amended.
Because of registration rights related to the May 2006 borrowing, the Company has bifurcated the embedded conversion feature and recorded it as a derivative at fair value. At the time of the borrowing, fair value was estimated to approximate $73,000. The remaining proceeds from the debt were allocated between warrants and common stock on the relative fair value basis. The Company has estimated that the fair value of such derivative at March 31, 2007 to approximate $23,000, which is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The change in fair value of $11,000 and $20,000 has been included in other income on the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2007, respectively. There was no change in fair value of derivatives for the three and nine months ended March 31, 2006.

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

On June 8, 2004, the Company borrowed $50,000 for working capital purposes from an unrelated third party. The note was originally to be repaid plus interest of $7,500 on September 7, 2004. On November 18, 2005, the Company restructured the note. Under the new terms of the note, the Company is required to make monthly payments of $1,000 plus simple interest of 10% until all principal and accrued interest is repaid. The total outstanding balance was approximately $16,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007. We are currently in default on the note and we are in discussions with the noteholder to restructure the remaining payments.

On October 2, 2002, the Company borrowed $100,000 for working capital purposes from an unrelated third party. In November 2005, the Company restructured the note. Under the revised terms, the Company is required to make weekly payments of $1,000 until the outstanding balance is repaid. The total outstanding balance was $1,000 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007. We are currently in default on the note and we are in discussions with the noteholder to restructure the remaining payments.

The Company maintains a revolving line of credit of $70,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $418, including interest at a rate of approximately 14.6% and is secured by the related computer equipment. The total outstanding balance on the revolving line of credit was $21,044 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007. As of the date of this report, the Company has made all payments as required in the revolving line of credit.

With the exception of the Convertible Notes and the Equipment Line of Credit, all of the above notes are unsecured.

NOTE  6  -  STOCKHOLDERS'  DEFICIT:

In  March  2007,  the  Company's  Chief  Executive Officer, President, and Chief
Financial Officer cancelled a total of 770,000 incentive stock options previously granted pursuant to the Company's 2001 Stock Incentive Plan. As a result of the cancellation of the stock options, the Company recorded compenstion expense of $35,000.

In February 2007, due to the fact we were in default under the terms of the Convertible Notes, we agreed to allow each of the holders of the Class A Warrants to exercise a portion of their Class A Warrants on a cashless exercise basis. After taking into account the cashless exercise, the warrant holders received a total of 3,104,178 shares of our common stock. See Note 5 above.

On January 31, 2007, the Company's Board of Directors ("Board") issued, pursuant to the Company's 2001 Stock Incentive Plan, 100,000 shares of common stock valued at $13,500 (the fair market value of the Company's Common Stock on the day of grant) to The Lebrecht Group, the Company's securities counsel, in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In January 2006, the Company entered into an agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, the Company agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement. At January 19, 2007, the Company estimated that the fair value of the issued shares was $29,750; therefore approximately $7,438 has been recorded as an adjustment to investor relations expense for the nine months ended March 31, 2007.

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

On December 4, 2006, the Company's Board granted additional options to purchase an aggregate of 1,675,000 shares of the Company's restricted common stock at an exercise price of $0.04 per share (the fair market value of the Company's common stock on the day of grant), to certain employees of the Company. The options vest; (i) 1/3 when the Company has $750,000 of monthly revenue, (ii) 1/3 when the Company has $1,000,000 of monthly revenue, and (iii) 1/3 when the Company has $1,500,000 of monthly revenue. No compensation expense has been recorded pursuant to these option grants as the vesting contingencies have not been met.

NOTE  7  -  CONTRACTS  AND  CONTINGENCIES:

The Company does not own its own long distance network and currently depends upon third parties to provide for the transmission of phone calls by its customers and to provide the call detail records upon which the Company bases its customer's billings. Pursuant to the terms of its agreement with Sprint, as amended, the Company was obligated to a monthly minimum of $25,000 through July 26, 2006. For any period during which the Company failed to meet its monthly minimum, the Company was liable for 25% of the difference between the Company's actual usage and the stated minimum. The Company may terminate the agreement upon ninety (90) days written notice provided that the Company pays a termination fee equal to 50% of the aggregate minimum revenue requirement for the remaining term of the contract if the Company terminates for convenience or by default of the Company prior to the expiration date. Sprint may terminate the agreement upon thirty (30) days written notice and then only in the event that the Company is in material breach of the agreement. However, in cases of nonpayment, Sprint may elect to immediately terminate the Agreement. Our contract with Sprint expired August 31, 2006. We are currently in discussions with Sprint to negotiate a new contract. While we negotiate a new contract with Sprint, the terms and pricing of our service remain the same as the expired contract.

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

CONTINGENT  LIABILITY

Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $120,000. We believe that it is not probable that we will have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

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

On August 28, 2006, Shine Wireless initiated a private placement offering of 1,000,000 shares of Shine Wireless's restricted common stock at a price of $1.00 per share. As of the date of this filing, Shine Wireless has sold 400,000 shares pursuant to this offering, resulting in cash of $352,000, net of offering costs of $48,000, which was transferred to GTC as partial repayment of accrued advances. The offering is being conducted without general solicitation or advertising and offered only to "accredited" investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

NOTE  10  -  BUSINESS  COMBINATION:

On January 11, 2007, the Company, and The Health Network, Inc. ("THN") signed a Letter of Intent to enter into a business combination whereby THN will own approximately 78% and GTC will own approximately 22% of the combined "pre-money" equity of the surviving GTC entity. It is anticipated that a definitive agreement will be entered into during the second quarter of calendar 2007 with the business combination to be consummated before September 30, 2007.

NOTE  10  -  BUSINESS  SEGMENT  INFORMATION:

Segment and geographical information is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographical area for the three and nine months ended March 31, 2007 and 2006.

                                            Three Months Ended               Nine months Ended
                                                 March 31,                       March 31,
                                      --------------------------------------------------------------
                                           2007            2006            2007            2006
                                      --------------------------------------------------------------
                 REVENUES
                 --------
     Telecommunications               $   1,075,765   $   1,459,511   $   3,371,834   $   4,854,197
     BPO
       Perfexa-U.S.                         170,205         157,875         571,283         322,549
       Perfexa-India                             --              --              --              --
                                      --------------  --------------  --------------  --------------
         Total                        $   1,245,970   $   1,617,386   $   3,943,117   $   5,176,746
                                      ==============  ==============  ==============  ==============

               COST OF SALES
               -------------
     Telecommunications               $     428,926   $     625,229   $   1,346,986   $   2,135,380
     BPO
       Perfexa-U.S.                         116,044          75,939         346,520         172,995
       Perfexa-India                             --              --              --              --
                                      --------------  --------------  --------------  --------------
         Total                        $     544,970   $     701,168   $   1,693,506   $   2,308,375
                                      ==============  ==============  ==============  ==============

          OPERATING INCOME/(LOSS)
          -----------------------
     Telecommunications               $     (88,161)  $      98,393   $     (35,574)  $     342,147
     BPO
       Perfexa-U.S.                        (404,738)       (111,577)     (1,111,799)       (569,224)
       Perfexa-India                         42,127        (374,846)        116,189      (1,028,298)
                                      --------------  --------------  --------------  --------------
         Total                        $    (450,772)  $    (388,030)  $  (1,031,184)  $  (1,255,375)
                                      ==============  ==============  ==============  ==============

           CAPITAL EXPENDITURES
           -----------------------
     Telecommunications               $          --   $          --   $      28,245   $          --
     BPO
       Perfexa-U.S.                              --              --              --              --
       Perfexa-India                         60,910          13,413          62,634          15,025
                                      --------------  --------------  --------------  --------------
         Total                        $      60,910   $      13,413   $      90,879   $      15,025
                                      ==============  ==============  ==============  ==============

Identifiable assets are assigned by region based upon management responsibility. The following table presents information about the Company's identifiable assets by geographic region:

                             March 31, 2007   June 30, 2006
                             -------------------------------
              ASSETS
              ------
     Telecommunications      $       276,327  $      517,827
     BPO
       Perfexa-U.S.                  180,056          67,254
       Perfexa-India                 337,175         393,191
                             ---------------  --------------
         Total               $       793,558  $      978,272
                             ===============  ==============

NOTE  11  -  SUBSEQUENT  EVENTS:

In April 2007, the Company's Chief Executive Officer, President, Chief Financial Officer exercised options to purchase a total of 574,000 shares of the Company's common stock in lieu of salary of $87,460.

On April 13, 2007, the Company's Board of Directors ("Board") issued, pursuant to the Company's 2001 Stock Incentive Plan, 100,000 shares of common stock valued at $13,500 (the fair market value of the Company's Common Stock on the day of grant) to The Lebrecht Group, the Company's securities counsel in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On April 13, 2007, the Company's Board of Directors ("Board") issued, pursuant to the Company's 2001 Stock Incentive Plan, 650,000 shares of common stock valued at $87,750 (the fair market value of the Company's Common Stock on the day of grant) to three (3) third party individuals, in exchange for consultation services. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

Other subsequent events are disclosed elsewhere in these notes to the condensed consolidated financial statements.

NOTE  12  -  RESTATEMENT:

Subsequent  to  February  21, 2007 and after the Company had filed its Quarterly
Report on Form 10-QSB for the three and six month periods ended December 31, 2006 and 2005, management determined the stock of Perfexa India, one of the Company's subsidiaries, that is owned by its principals and employees should be included with minority interest. Additionally, we noted that certain of those shares were issued to such employees for services and the fair value of such services was not correctly recorded. Finally, the Company was not correctly recording foreign currency transactions gains and losses for receivables and payables denominated in foreign currencies. The effect of these corrections increased the minority interest capital balances and correspondingly allocated additional amounts to these minority interest holders. These corrections resulted in changes to net loss before minority interest, minority interest in consolidated subsidiaries, the minority interest holders balance, accumulated other comprehensive loss, and accumulated deficit. As a result, the consolidated balance sheets and statements of operations were restated for interim quarters ended September 30, 2005, December 31, 2005, and March 31, 2006; the fiscal year ended June 30, 2006; the interim quarter ended September 30, 2006; and the interim quarter ended December 31, 2006.

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

     During the second quarter ended December 31, 2006, due to the reduced profitability of our dial-up Internet access product, the underlying provider of our Internet services began servicing our Internet customers. As a result, we have exited the dial-up Internet access market. There were no significant expenses in relation to exiting this line of business.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

     REVENUES - Revenues decreased by $371,416 or 23.0% to $1,245,970 in the three months ended March 31, 2007 from $1,617,386 in the three months ended March 31, 2006. The decrease was due to a decrease in telecommunications revenues of $383,746, offset partially by the increase in BPO revenues of $12,330. As of March 31, 2007, we had 47,835 telecommunications customers with usage of long distance services of approximately 13,918,000 minutes for the three months ended March 31, 2007 as compared with 71,000 long distance customers as of March 31, 2006, with usage of long distance services of approximately 18,085,000 minutes for the three months ended March 31, 2006.

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

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. In 2004, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $170,205 and $157,875 for the three months ended March 31, 2007 and 2006, respectively.

     COST OF SALES - Cost of sales decreased by $156,198 or 22.3% to $544,970 in the three months ended March 31, 2007 from $701,168 in the three months ended March 31, 2006. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $196,303. In addition, for the three months ended March 31, 2007, the costs associated with BPO services increased $40,105. As a percentage of revenue, cost of sales increased to 43.7% from 43.4%, resulting in a gross margin of 56.3% as compared to 56.6% for the three months ended March 31, 2007 and 2006, respectively.

     Perfexa incurred third-party cost of sales of $116,404 and $75,939 for the three months ended March 31, 2007 and 2006, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $152,476 or 11.7% to $1,151,772 in the three months ended March 31, 2007 from $1,304,248 in the three months ended March 31, 2006 primarily due to our reduction in bad debt expense as well as a reduction in our number of employees resulting in lower salaries.

     Operating expenses, individually net of Perfexa related costs, for the three months ended March 31, 2007 were comprised primarily of $209,839 in payroll and related expenses paid to employees; billing related costs of $126,289; rent of $49,698; bad debt of $9,547; depreciation expense of $8,128; and $331,449 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, and audit and legal costs.

     Perfexa related operating expenses for the three months ended March 31, 2007 were comprised primarily of $288,671 in payroll and related expenses paid to employees; rent of $68,859; depreciation expense of $25,553; and $2,710 of other operating expenses, primarily, office maintenance and supplies, and corporate expense allocations of $30,979.

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

     INTEREST EXPENSE - Net interest expense decreased by $293,170 to $178,863 for the three months ended March 31, 2007 from $472,033 for the three months ended March 31, 2006. The decrease was primarily due to notes maturing resulting in a reduction in amortization of discounts.

     NET LOSS - Net loss was $656,110 or $0.02 loss per common share for the three months ended March 31, 2007, from a net loss of $863,454, or $0.03 loss per common share, for the three months ended March 31, 2006, a change of $207,344.

     ASSETS AND LIABILITIES - Assets decreased by $184,714 to $793,558 as of March 31, 2007 from $978,272 as of June 30, 2006. The decrease was due to net decreases in cash of $78,171, property and equipment of $64,348, and accounts receivable of $50,520, net of increases in prepaid expenses of $1,536, and other assets of $6,789. Liabilities increased by $1,570,711 to $7,304,862 as of March 31, 2007 from $5,734,151 as of June 30, 2006. The increase was due to increases in accounts payable and accrued expenses of $885,072, primarily for amounts owed to Sprint (associated with customer usage), payroll and payroll related liabilities of $167,967, notes payable of $541,399, obligations under capital lease of $16,593, and net of a decrease in deferred income of $40,320; associated with the decrease in telecommunications service costs, and customer services operations as a result of the decrease in customers.

     STOCKHOLDERS' DEFICIT - Stockholders' deficit increased by $2,198,802 to $7,203,398 as of March 31, 2007 from $5,004,596 as of June 30, 2006. The increase was attributable to a net loss of $2,725,494 in the nine months ended March 31, 2007; net of warrant inducement expense of $387,000, an increase in additional paid-in capital related to an adjustment to the estimated value of common shares previously issued to a consultant for services being provided through the current quarter of $20,938, a cumulative translation adjustment of $51,504, and employee share-based compensation of $67,250.

NINE  MONTHS  ENDED  MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

     REVENUES - Revenues decreased by $1,233,629 or 23.8% to $3,943,117 in the nine months ended March 31, 2007 from $5,176,746 in the nine months ended March 31, 2006. The decrease was due to a decrease in telecommunications revenues of $1,482,363, offset partially by the increase in BPO revenues of $248,734. As of March 31, 2007, we had 47,835 telecommunications customers with usage of long distance services of approximately 44,745,000 minutes for the nine months ended March 31, 2007 as compared with 71,000 long distance customers as of March 31, 2006, with usage of long distance services of approximately 60,191,000 minutes for the nine months ended March 31, 2006.

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

     Additionally, we are continuing to focus on developing third party revenue for our Perfexa subsidiary. In 2004, we began widespread marketing of our BPO services to third parties and have begun securing client contracts for these services. Perfexa generated third-party revenues of $571,283 and $322,549 for the nine months ended March 31, 2007 and 2006, respectively.

     COST OF SALES - Cost of sales decreased by $614,869 or 26.6% to $1,693,506 in the nine months ended March 31, 2007 from $2,308,375 in the nine months ended March 31, 2006. The decrease was primarily due to the decrease in carrier costs associated with decreased telecommunications service revenues of $788,394 for the nine months ended March 31, 2007. In addition, for the nine months ended March 31, 2007, the costs associated with BPO services increased $173,525. As a percentage of revenue, cost of sales decreased to 42.9% from 44.6% resulting in a gross margin of 57.1% as compared to 55.4% for the nine months ended March 31, 2007 and 2006, respectively.

     Perfexa incurred third-party cost of sales of $346,520 and $172,995 for the nine months ended March 31, 2007 and 2006, respectively.

     OPERATING EXPENSES - Operating expenses decreased by $842,951 or 20.4% to $3,280,795 in the nine months ended March 31, 2007 from $4,123,746 in the nine months ended March 31, 2006 primarily due to our reduction in bad debt expense as well as a reduction in our number of employees resulting in lower salaries, depreciation as our equipment becomes fully depreciated, and billing costs associated with the decrease in customers and customer usage.

     Operating expenses, individually net of Perfexa related costs, for the nine months ended March 31, 2007 were comprised primarily of $669,454 in payroll and related expenses paid to employees; billing related costs of $344,327; rent of $116,755; bad debt of $27,057; depreciation expense of $29,058; and $873,771 of other operating expenses, primarily sales commissions, internal telephone usage, costs of third party verification for newly acquired customers, and audit and legal costs.

     Perfexa related operating expenses for the nine months ended March 31, 2007 were comprised primarily of $933,828 in payroll and related expenses paid to employees; rent of $201,193; depreciation expense of $87,246; and $344,626 of other operating expenses, primarily office maintenance and supplies, offset primarily by corporate expense allocations of $346,520.

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

     INTEREST EXPENSE - Net interest expense decreased by $281,700 to $1,167,748 for the nine months ended March 31, 2007 from $1,449,448 for the nine months ended March 31, 2006. The decrease was primarily due to additional interest associated with our default on our convertible notes.

     NET LOSS - Net loss decreased $406,945 to $2,303,494 or $0.07 loss per common share for the nine months ended March 31, 2007, from a net loss of $2,710,439, or $0.09 loss per common share, for the nine months ended March 31, 2006.

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

     CASH FLOWS FROM OPERATING ACTIVITIES - Net cash used in operating activities of $273,187 for the nine months ended March 31, 2007 was primarily due to net loss of $2,725,494, change in fair value of derivative of $20,000, offset partially by changes in operating assets and liabilities, principally increases in accounts payable and accrued expenses of $885,072, and accrued payroll and related taxes of $167,967, offset partially by deferred income of $40,320, and accounts receivable and other current assets of $24,803, offset partially by the amortization of debt discount of $683,195; warrant inducement expense of $387,000, depreciation and amortization expense of $116,304; the increase in bad debt expense related to accounts receivable of $27,057, minority interest of $91,377, foreign currency transaction loss of $91,270, $67,250 related to employee share-based compensation, and the fair market value of stock issued for services of $20,938.

     CASH FLOWS FROM INVESTING ACTIVITIES - Net cash provided by investing activities of $48,371 for the nine months ended March 31, 2007 was primarily due to proceeds from the sale of fixed assets of $54,671, offset partially by purchases of property and equipment of $6,300.

     CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $162,218 in the nine months ended March 31, 2007 was primarily due to borrowing on notes payable of $51,710, and net proceeds from the issuance of stock of subsidiary totaling $352,000, offset by principal repayments on notes payable of $229,840, and principal repayments under capital lease obligations of $11,652.

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

     In May and July 2005, we entered into subscription agreements, as amended, with certain third party investors for the sale of convertible notes, $2,000,000 principal amount along with shares of our common stock and warrants, resulting in gross proceeds of $1.7 million, less offering costs of $141,825. The notes accrue simple interest of 12% per annum and may be converted into shares of our common stock. In May 2006, we entered into an additional subscription agreement with a member from the same investor group for principal of $117,647, resulting in gross proceeds of $100,000. This borrowing has terms that are substantially the same as those described above. Currently, we are in default under the terms of some of these convertible notes. As a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by us. The note holders have orally agreed to defer payments due under the Convertible Notes while the Company attempts to renegotiate the repayment terms of the notes with the holders. However, in exchange for agreeing to defer these payments, the note holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note. The total outstanding balance was $1,889,706 (not including approximately $509,000 of accrued interest payable) and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007.

     On February 1, 2007, due to the fact we were in default under the terms of the Convertible Notes, we agreed to allow each of the holders of the Class A Warrants to exercise up to 20% of their Class A Warrants at an exercise price of $0.03 per share on a cashless exercise basis. Under this special provision, the holders had until the close of business on Friday, February 2, 2007, to give us an executed notice of exercise evidencing their intent to exercise the warrants under this provision. Six of the warrant holders sent us executed notices of exercise evidencing their intent to exercise a portion of their Class A Warrants into a total of 2,400,000 shares of our common stock. These exercises were executed at an exercise price of $0.03 and on a cashless basis, therefore, after taking into account the cashless exercise, the warrant holders received a total of 1,885,716 shares of our common stock. Due to the repricing of the exercise price of the warrants, we recorded inducement expense of $187,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the note holders are accredited investors.

     On February 22, 2007 due to the fact we continue to be in default under the terms of the Convertible Notes, we agreed to allow each of the holders of the Class A Warrants to exercise up to 15% of their remaining Class A Warrants at an exercise price of $0.01 per share on a cashless exercise basis. Under this special provision, the holders had until the close of business on Friday, February 26, 2007, to give us an executed notice of exercise evidencing their intent to exercise the warrants under this provision. Six of the warrant holders sent us executed notices of exercise evidencing their intent to exercise a portion of their Class A Warrants into a total of 1,440,000 shares of our common stock. These exercises were executed at an exercise price of $0.01 and on a cashless basis, therefore, after taking into account the cashless exercise, the warrant holders received a total of 1,218,462 shares of our common stock. Due to the repricing of the exercise price of the warrants, we recorded warrant inducement expense of $200,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the note holders are accredited investors.

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

     We maintain a revolving line of credit of $70,000 to finance the purchase of computer equipment. The revolving line of credit provides for us to make monthly payments of $418, including interest at a rate of approximately 14.6%. The total outstanding balance on the revolving line of credit was $21,044 and is included in notes payable in the accompanying condensed consolidated balance sheet at March 31, 2007. As of the date of this report, we have made all payments as required in the revolving line of credit.

     EQUITY FINANCING - On April 13, 2007, the Company's Board of Directors ("Board") issued, pursuant to the Company's 2001 Stock Incentive Plan, 100,000 shares of common stock valued at $13,500 (the fair market value of the Company's Common Stock on the day of grant) to The Lebrecht Group, the Company's securities counsel in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

     On April 13, 2007, the Company's Board of Directors ("Board") issued, pursuant to the Company's 2001 Stock Incentive Plan, 650,000 shares of common stock valued at $87,750 (the fair market value of the Company's Common Stock on the day of grant) to three third party individuals, in exchange for consultation services. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

     In January 2006, we entered into a one year agreement with an outside consultant for investor and public relations services. Pursuant to the agreement, we agreed to issue to the investor relations company 350,000 shares of our restricted common stock valued at $44,625 (based on the fair market value on the date of grant) according to the following schedule: i) 150,000 shares upon the signing of the agreement, ii) 100,000 shares on the date six months after the date of the agreement, and iii) 100,000 on the date one year after the date of the agreement. The value of the stock, subject to adjustments required by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," will be amortized and recorded as investor relations expense under selling, general, and administrative expenses over the 12 months of the agreement. At January 19, 2007, the Company estimated the current value of the shares to be $29,750.

     INTERCOMPANY ACTIVITIES

     Perfexa Subsidiary - Since inception, Perfexa-U.S. and its Indian subsidiary Perfexa-India have relied upon us for funding and for administrative services required in the development of their business plan. Perfexa is obligated to reimburse us for such advances and their share of such expenses. As of March 31, 2007, we have advanced Perfexa-U.S. $7,833,795 in cash and equipment, of which $661,504 was for the purchase of equipment and $7,172,291 for operating expenses. In addition, we have allocated $2,080,503 of shared administrative expenses to Perfexa-U.S. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Perfexa-US and us, Perfexa provides call center and IT development services to us on a cost plus 5% basis. As of March 31, 2007, Perfexa-U.S. has billed us $5,580,234 for such services.

     As  of  March  31,  2007,  Perfexa-U.S. owes us $3,967,374, net of $434,690 repaid by Perfexa-U.S. from funds raised and $5,580,234 in amounts billed for services rendered.

     Shine Wireless - Since inception, Shine Wireless has relied upon us and Perfexa for funding and for administrative services required in the development of their business plan. Shine Wireless is obligated to reimburse Perfexa and us for such advances and their share of such expenses. As of March 31, 2007, Perfexa and us have advanced Shine Wireless $816 and $166,409, respectively, for operating expenses. In addition, Perfexa and us have allocated $147,023 and $403,593, respectively, of shared administrative expenses to Shine Wireless. Cash and equipment advances accrue interest of 10% per annum and are due upon demand. Shared administrative expenses accrue no interest and are also due upon demand.

     Pursuant to a Master Services Agreement between Shine Wireless and Perfexa-US, Perfexa provides call center and IT development services to Shine Wireless on a cost plus 5% basis. As of March 31, 2007, Perfexa-U.S. has billed Shine Wireless $147,839 for such services. No amounts have been repaid.

     Pursuant to a Master Services Agreement between Shine Wireless and us, we provide general management services. As of March 31, 2007, we have billed Shine Wireless $570,002 for such services.

     As of March 31, 2007, Shine Wireless owes us $267,002, net of $303,000 repaid by Shine Wireless from funds raised and $570,002 in amounts billed for services rendered.

All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS  COMBINATION

     On January 11, 2007, the Company, and The Health Network, Inc. ("THN") signed a Letter of Intent to enter into a business combination whereby THN will own approximately 78% and GTC will own approximately 22% of the combined
"pre-money" equity of the surviving GTC entity. It is anticipated that a definitive agreement will be entered into during the second quarter of calendar 2007 with the business combination to be consummated before September 30, 2007.

PERFEXA  SOLUTIONS

     CONTINGENT LIABILITY - Office Maintenance - Perfexa India is in dispute with its landlord contending that the contractual amount for maintenance services is excessive to the actual amount the landlord incurred for these services. Per the building maintenance agreement, the landlord is required to supply audited financial statements to support the amounts charged for maintenance services. To date, the landlord has not provided this support. The difference between what we have been billed and what we have paid and recorded amounts to approximately $120,000. We believe that it is not probable that we will have to pay this additional amount, so we have not included this liability in the accompanying condensed consolidated financial statements.

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

STOCK  OPTIONS

     On April 23, 2007, our Chief Executive Officer, President, Chief Financial Officer exercised options to purchase a total of 574,000 shares of our common stock in lieu of salary of $87,460.

     On March 9, 2007, our Chief Executive Officer, President, and Chief Financial Officer cancelled a total of 770,000 incentive stock options previously granted pursuant to our 2001 Stock Incentive Plan. As a result oc cancellation of the stock options, we recorded compensation expense of $35,000.

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

GOING  CONCERN

     The Company's independent registered public accounting firm has stated in their report included in the Company's 2006 Form 10-KSB/A, that we have incurred operating losses in the last two years, have a working capital deficit and have a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

          STOCK-BASED COMPENSATION - At March 31, 2007, the Company had two approved stock-based employee compensation plans.


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

For the three and nine months ended March 31, 2007, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $10,750 and $32,250, respectively, with a corresponding increase in the Company's loss from continuing operations, loss before provision for income taxes and net loss resulting from the first-time recognition of compensation expense associated with employee stock options.

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

ITEM 3.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness which has caused us to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. During the course of the review of our six months ended December 31, 2006, we discovered an error in our financial statements in our quarterly report for the period ended December 31, 2006 as disclosed in our Form 8-K filed on February 20, 2007. As a result of this error, on April 23, 2007, we restated our interim quarters ended September 30, 2005, December 31, 2005, and March 31, 2006; the fiscal year ended June 30, 2006; the interim quarter ended September 30, 2006; and the interim quarter ended December 31, 2006. Our conclusion to restate the above periods, resulted in the Company recognizing that its controls and procedures were not effective as of the period ended March 31, 2007 and constituted a material weakness.

     To address this material weakness, we performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     REMEDIATION OF MATERIAL WEAKNESS -     To remediate the material weakness
in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to alleviate this weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As previously discussed, at March 31, 2007, we have convertible notes in the amount of $1,889,706. Currently, we are in default under the terms of some of these convertible notes. Under these notes in default, as a result of our default, the holder has the option to make all sums of principal and interest then remaining unpaid under the note and all other amounts payable thereunder immediately due and payable by us. For the notes that we are currently in default, the holders have orally agreed to defer payments due under those notes while we attempt to renegotiate the repayment terms of the notes with the holder. However, in exchange for agreeing to defer these payments, the holders will require that all amounts in arrears will bear interest at 18%, in accordance with the terms of the note. However, there can be no guarantees that we will be successful in our efforts to renegotiate the terms of the Note. Failure to successfully restructure the note will have a material adverse effect on our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders for a vote during the three month period ended March 31, 2007.

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


Dated: May 21, 2007